Form 10-Q
period 2001-03-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2001-06-20
CIK 1127399

================================================================================

                                  UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM  ___________ TO ______________

                       COMMISSION FILE NUMBER 333-59054-01

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                                73-1590261
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                  Chevron Tower
                              1301 McKinney Street
                             Houston, TX 77010-3030
          (Address of principal executive offices, including zip code)

                                 (713) 289-4100
              (Registrant's telephone number, including area code)

                                      NONE
                    (Former name, former address and former
                   fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes          No  X

================================================================================

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                                      Index

                                                                       Page
                                                                       ----
  Part I.  Financial Information (Unaudited)

    CHEVRON PHILLIPS CHEMICAL COMPANY LLC

           Condensed Consolidated Statement of Operations
                 for the three months ended March 31, 2001               3

           Condensed Consolidated Balance Sheet
                 at March 31, 2001 and December 31, 2000                 4

           Condensed Consolidated Statement of Cash Flows
                 for the three months ended March 31, 2001               5

           Notes to Condensed Consolidated Financial Statements          6

    The following financial information of Phillips Petroleum
    Company's Chemicals Business and Chevron Chemical Company
    C Chem Business (the businesses contributed to form CPC) is presented for informational purposes only. The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of CPC, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined as of January 1, 2000.

    PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS

           Combined Statement of Income for the three months
                 ended March 31, 2000                                   13

           Combined Statement of Cash Flows
                 for the three months ended March 31, 2000              14

           Notes to Combined Financial Statements                       15


    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS

           Combined Statement of Income
                 for the three-month period ending March 31, 2000       17

           Combined Statement of Cash Flows
                 for the three-month period ending March 31, 2000       18

           Notes to Combined Financial Statements                       19


    CHEVRON PHILLIPS CHEMICAL COMPANY LLC

           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    21

           Quantitative and Qualitative Disclosures about Market
                 Risk                                                   24

Part II. Other Information                                              25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            CHEVRON PHILLIPS CHEMICAL COMPANY LLC
        Condensed Consolidated Statement of Operations
                         (Unaudited)


                                                   Three months ended
Millions                                             March 31, 2001
--------                                           ------------------
Revenue
   Net sales                                           $  1,825
   Equity in net loss of affiliates                          (3)
   Other income                                              32
                                                       --------
         Total revenue                                    1,854
                                                       --------

Costs and Expenses
   Cost of goods sold                                     1,785
   Selling, general and administrative                      143
   Research and development                                  13
                                                       --------
         Total costs and expenses                         1,941
                                                       --------

Loss Before Interest and Taxes                              (87)

   Interest income                                            3
   Interest expense                                          33
                                                       --------

Loss Before Taxes                                          (117)

   Income taxes                                               1
                                                       --------

Net Loss                                               $   (118)
                                                       ========



            See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                      ASSETS
                                                   March 31,    December 31,
Millions                                             2001           2000
--------                                           ---------    ------------
 Current assets
    Cash and cash equivalents                       $   163       $   156
    Accounts receivable                               1,102         1,011
    Inventories                                         800           878
    Other current assets                                 27            20
                                                    -------       -------
        Total current assets                          2,092         2,065

 Property, plant and equipment, net                   4,119         4,129
 Investment in affiliates                               318           336
 Other assets and deferred charges                      166           143
                                                    -------       -------

 Total Assets                                       $ 6,695       $ 6,673
                                                    =======       =======


           LIABILITIES AND MEMBERS' CAPITAL

 Current liabilities
    Accounts and notes payable                      $   684       $   845
    Accrued income and other taxes                       62            43
    Other current liabilities                            68            22
                                                    -------       -------
        Total current liabilities                       814           910

 Long-term debt                                       2,009         1,784
 Other liabilities and deferred credits                 149           136
                                                    -------       -------

        Total liabilities                             2,972         2,830

 Members' capital                                     3,737         3,849
 Accumulated other comprehensive loss                   (14)           (6)
                                                    -------       -------

 Total Liabilities and Members' Capital             $ 6,695       $ 6,673
                                                    =======       =======


            See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                             Three months ended
Millions                                                       March 31, 2001
--------                                                     ------------------
Cash Flows From Operating Activities
   Net loss                                                       $ (118)
   Adjustments to reconcile net loss to net cash flows
     used in operating activities
       Depreciation, amortization and retirements                     76
       Undistributed equity in losses of affiliates, net               3
       Changes in operating working capital                          (63)
       Other operating cash flow activity                             (5)
                                                                  ------
          Net cash flows used in operating activities               (107)
                                                                  ------

Cash Flows From Investing Activities
   Capital expenditures                                              (63)
   Decrease in investments                                            12
                                                                  ------
          Net cash flows used in investing activities                (51)
                                                                  ------

Cash Flows From Financing Activities
   Increase in long-term debt, net of repayments                     228
   Net decrease in notes payable to member                           (50)
   Post-closing adjustments to members                               (13)
                                                                  ------
          Net cash flows provided by financing activities            165
                                                                  ------

Net Increase in Cash and Cash Equivalents                              7
Cash and Cash Equivalents at Beginning of Period                     156
                                                                  ------

Cash and Cash Equivalents at End of Period                        $  163
                                                                  ======


        See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  General Information

On July 1, 2000 Chevron Corporation (Chevron) and Phillips Petroleum Company (Phillips) combined their worldwide chemicals and plastics businesses, excluding Chevron's Oronite additives business, into a new company, Chevron Phillips Chemical Company LLC. The company manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Phillips Chemical Company LLC is a limited liability company formed under Delaware law.

The unaudited condensed consolidated financial statements included herein include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, "CPC"), and should be read in conjunction with the consolidated financial statements for the period July 1, 2000 (inception) through December 31, 2000 that are included in its Securities and Exchange Commission (SEC) Form S-4, as amended, dated May 10, 2001. The financial statements and the accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition have been prepared pursuant to the rules and regulations of the SEC. The financial statements include all normal recurring adjustments that CPC considers necessary for a fair presentation. Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Note 2.  New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was implemented effective January 1, 2001. Implementation of this standard had no material impact on consolidated results of operations, financial position or liquidity, as CPC generally does not use derivative instruments.

Note 3.  Comprehensive Loss

                                                      Three months ended
Millions                                                March 31, 2001
--------                                                --------------
Net loss                                                     $ 118
Foreign currency translation adjustments                         8
                                                             -----
Comprehensive loss                                           $ 126
                                                             =====

Note 4.  Investments

Aggregate summarized financial information for investments accounted for using the equity method of accounting follows:

                                                      Three months ended
Millions                                                March 31, 2001
--------                                                --------------
Revenues                                                     $ 211
Income before income taxes                                     (16)
Net income                                                     (17)

Note 5.  Long-Term Debt and Notes Payable

On February 14, 2001, CPC borrowed an additional $50 million from Chevron. The outstanding notes payable to Chevron, totaling $100 million, were repaid on March 19, 2001 with proceeds from the issuance of the private placement notes described below, and the credit agreement with Chevron was terminated. Commercial paper obligations outstanding totaled $1.497 billion at March 31, 2001 and $1.784 billion at December 31, 2000.

On March 19, 2001, Chevron Phillips Chemical Company LLC (the "LLC") and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP (the "LP"), jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. The notes are due in March 2011 and interest is payable semiannually, with the first interest payment due September 15, 2001. The notes contain certain covenants such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations that CPC does not consider to be restrictive to normal operations. Proceeds from this debt issuance were used to repay the notes payable to Chevron, retire a portion of outstanding commercial paper obligations and for general corporate purposes.

A joint registration statement on Form S-4, as amended, was filed with the SEC on May 10, 2001 by the LLC and the LP to register certain exchange notes in accordance with obligations under the registration rights agreement entered into in connection with the private placement notes. The exchange notes have terms that are substantially identical to the private placement notes, except that the exchange notes are freely tradeable. The SEC declared the registration statement effective on May 10, 2001, and accordingly, the LLC and the LP became SEC registrants.

Note 6.  Contingencies

In the case of all known contingencies, CPC records an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries. Based on currently available information, CPC believes it is unlikely that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse impact on results of operations, financial condition or cash flows.

As facts concerning contingencies become known, CPC reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown timing and extent of remedial actions that may be required, and the determination of CPC's liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

CPC is a party to a number of legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made. While the final outcome of these proceedings cannot be predicted with certainty, CPC believes that none of these proceedings, when resolved, will have a material adverse effect on results of operations, financial condition or cash flows.

Note 7.  Employee Benefit Plans

Substantially all of CPC's employees are former employees of Chevron or Phillips. These individuals provided services to CPC from its inception on July 1, 2000 through December 31, 2000 pursuant to transition services agreements with Chevron and Phillips. These individuals were covered by their respective former employer's employee benefit plans through December 31, 2000. Effective January 1, 2001, they became employees of CPC. Also effective January 1, 2001, CPC established its own employee benefit plans, including a health care and income protection benefit plan, a savings plan, and retirement and retiree health care benefits plans. The retirement plan is a defined benefit plan.

Note 8.  Segment Information

Financial information by segment for the periods presented on the condensed consolidated financial statements follows:

                                                                       Specialty      Corporate,
                                          Olefins &                    Chemicals       Other &
Millions                                 Polyolefins    Aromatics      & Plastics    Eliminations      Total
--------                                 -----------    ---------      ----------    ------------      -----
Three months ended March 31, 2001
---------------------------------
Net sales - external                       $ 1,112         $ 429         $ 284           $   -        $ 1,825
Net sales - inter-segment                      130            88             7             (225)            -
Income (loss) before
  interest and taxes                           (54)          (45)           15               (3)          (87)

March 31, 2001
--------------
Property, plant & equipment, net             2,321           718           975              105         4,119
Investments                                    139           130            49                -           318

December 31, 2000
-----------------
Property, plant & equipment, net             2,397           702           936               94         4,129
Investments                                    150           127            59                -           336


Note 9.  Subsequent Event

In the second quarter of 2001, agreement was reached among Phillips and various insurers to settle the business interruption claim associated with the March 27, 2000 incident at CPC's (formerly Phillips') Houston Chemical Complex K-Resin(R) styrene-butadiene copolymer plant. CPC expects to receive $169 million of settlement payments in the third quarter of 2001. After adjusting for accrued claims recorded through March 2001, CPC will recognize $120 million to $135 million as Other Income in the second quarter of 2001. It is currently estimated that the K-Resin(R) plant will begin a phased-in start-up in the third quarter of 2001 and be fully operational in the second quarter of 2002.

Note 10. Condensed Consolidating Financial Statements

Condensed consolidating financial statements follow. This information is presented in accordance with the registration requirements of the debt jointly issued by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP. The LLC is the non-operating parent holding company. The LP is the primary U.S. operating company. "Other Entities" is comprised of mostly foreign operations and the holding companies that have direct ownership of the LP. These condensed consolidating financial statements were prepared using the equity method of accounting for investments.


                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

                                                                      Other
Millions                                       LLC         LP        Entities    Eliminations     Total
--------                                    --------    -------      --------    ------------    -------
  Revenue
     Net sales                              $      -    $  1,848      $  421        $ (444)      $ 1,825
     Equity in loss of affiliates                (86)         (7)       (110)          200            (3)
     Other income                                  -          27          15           (10)           32
                                            --------    --------      ------        ------       -------
           Total revenue                         (86)      1,868         326          (254)        1,854
                                            --------    --------      ------        ------       -------

  Costs and Expenses
     Cost of goods sold                            -       1,836         393          (444)        1,785
     Selling, general and administrative           -         134          19           (10)          143
     Research and development                      -          13           -             -            13
                                            --------    --------      ------        ------       -------
           Total costs and expenses                -       1,983         412          (454)        1,941
                                            --------    --------      ------        ------       -------

  Loss Before Interest and Taxes                 (86)       (115)        (86)          200           (87)
     Interest income                               -           1           2             -             3
     Interest expense                             32           -           1             -            33
                                            --------    --------      ------        ------       -------
  Loss Before Taxes                             (118)       (114)        (85)          200          (117)
     Income taxes                                  -           -           1             -             1
                                            --------    --------      ------        ------       -------
  Net Loss                                  $   (118)   $   (114)     $  (86)       $  200       $  (118)
                                            ========    ========      ======        ======       =======


                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                                                     Other
Millions                                      LLC         LP        Entities    Eliminations      Total
--------                                   -------     -------      --------    ------------     -------
Current assets
    Cash and cash equivalents              $     6     $   101      $     56     $       -       $   163
    Accounts receivable                         71       1,025           289          (283)        1,102
    Inventories                                  -         676           124             -           800
    Other current assets                         -          18             9             -            27
                                           -------     -------       -------     ---------       -------
        Total current assets                    77       1,820           478          (283)        2,092

Property, plant and equipment, net               -       3,466           653             -         4,119
Investment in affiliates                     5,682          70         4,676       (10,110)          318
Other assets and deferred charges                5         102            59             -           166
                                           -------     -------       -------     ---------       -------
Total Assets                               $ 5,764     $ 5,458       $ 5,866     $ (10,393)      $ 6,695
                                           =======     =======       =======     =========       =======

Current liabilities
   Accounts and notes payable              $     3     $   791       $   173     $    (283)      $   684
   Other current liabilities                     1         118            11             -           130
                                           -------     -------       -------     ---------       -------
       Total current liabilities                 4         909           184          (283)          814

Long-term debt                               1,997          12             -             -         2,009
Other liabilities and deferred credits          26         109            14             -           149
                                           -------     -------       -------     ---------       -------
       Total liabilities                     2,027       1,030           198          (283)        2,972

Members' capital                             3,737       4,428         5,682       (10,110)        3,737
Accumulated other comprehensive loss             -           -           (14)            -           (14)
                                           -------     -------       -------     ---------       -------
 Total Liabilities and Members' Capital    $ 5,764     $ 5,458       $ 5,866     $ (10,393)      $ 6,695
                                           =======     =======       =======     =========       =======

                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                   (Unaudited)

                                                               Other
  Millions                                LLC         LP      Entities   Eliminations     Total
  --------                              -------     ------    --------   ------------    -------
Current assets
    Cash and cash equivalents           $     -     $   75    $    81    $       -       $   156
    Accounts receivable                      12      1,017        252         (270)        1,011
    Inventories                               -        736        142            -           878
    Other current assets                      1         15          4            -            20
                                        -------    -------    -------    ---------       -------
       Total current assets                  13      1,843        479         (270)        2,065

Property, plant and equipment, net            -      3,464        665            -         4,129
Investment in affiliates                  5,776         76      4,802      (10,318)          336
Other assets and deferred charges             1         81         61            -           143
                                        -------    -------    -------    ---------       -------
Total Assets                            $ 5,790    $ 5,464    $ 6,007    $ (10,588)      $ 6,673
                                        =======    =======    =======    =========       =======

Current liabilities
   Accounts and notes payable           $   122    $   774    $   219    $    (270)      $   845
   Other current liabilities                  -         62          3            -            65
                                        -------    -------    -------    ---------       -------
       Total current liabilities            122        836        222         (270)          910

Long-term debt                            1,784          -          -            -         1,784
Other liabilities and deferred credits       35         86         15            -           136
                                        -------    -------    -------    ---------       -------
       Total liabilities                  1,941        922        237         (270)        2,830

Members' capital                          3,849      4,542      5,776      (10,318)        3,849
Accumulated other comprehensive loss          -          -         (6)           -            (6)
                                        -------    -------     ------    ---------       -------
Total Liabilities and Members' Capital  $ 5,790    $ 5,464    $ 6,007    $ (10,588)      $ 6,673
                                        =======    =======    =======    =========       =======

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

                                                                       Other
Millions                                        LLC         LP        Entities   Eliminations     Total
--------                                      -------     ------      --------   ------------    -------
Cash Flows From Operating Activities
 Net loss                                     $ (118)     $ (114)     $  (86)      $  200        $ (118)
 Adjustments to reconcile net loss
   to net cash flows provided by
   (used in) operating activities
       Depreciation, amortization and
         retirements                               -          63          13            -            76
       Equity in losses of affiliates, net        86           7         110         (200)            3
       Changes in operating working capital     (119)        122         (66)           -           (63)
       Other operating cash flow activity         (4)         (4)          3            -            (5)
                                              ------      ------      ------       ------        ------
            Net cash provided by (used in)
              operating activities              (155)         74         (26)           -          (107)
                                              ------      ------      ------       ------        ------

Cash Flows From Investing Activities
   Capital expenditures                            -         (61)         (2)           -           (63)
   Decrease (increase) in investments
       in affiliates                               9           -          12           (9)           12
                                              ------      ------      ------       ------        ------
            Net cash provided by (used in)
              investing activities                 9         (61)         10           (9)          (51)
                                              ------      ------      ------       ------        ------

Cash Flows From Financing Activities
   Increase in long-term debt, net
       of repayments                             215          13           -            -           228
   Net decrease in notes payable to member       (50)          -           -            -           (50)
   Contributions from (dividends to) parent        -           -          (9)           9             -
   Post-closing adjustments to members           (13)          -           -            -           (13)
                                              ------      ------      ------       ------        ------
            Net cash provided by (used in)
              financing activities               152          13          (9)           9           165
                                              ------      ------      ------       ------        ------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 6          26         (25)           -             7
Cash and Cash Equivalents at Beginning
  of Period                                        -          75          81            -           156
                                              ------      ------      ------       ------        ------
Cash and Cash Equivalents at End of Period    $    6      $  101      $   56       $    -        $  163
                                              ======      ======      ======       ======        ======

COMBINED STATEMENT OF INCOME                        PHILLIPS PETROLEUM COMPANY'S
                                                        CHEMICALS BUSINESS


                                                             Millions
Three Months Ended March 31, 2000                           of Dollars
                                                            ----------
                                                            (Unaudited)
REVENUES
Sales and other operating revenues                            $ 1,131
Equity in earnings of affiliated companies                          7
Other revenues                                                      1
                                                              -------
   Total Revenues                                               1,139
                                                              -------

COSTS AND EXPENSES
Purchased products                                                831
Operating expenses                                                155
Selling, general and administrative expenses                       71
Depreciation and amortization                                      29
Taxes other than income taxes                                      10
Foreign currency transaction losses                                 1
                                                              -------
   Total Costs and Expenses                                     1,097
                                                              -------

Income before income taxes                                         42

Provision for income taxes                                         15
                                                              -------

NET INCOME                                                    $    27
                                                              =======

See Notes to Combined Financial Statements.

COMBINED STATEMENT OF CASH FLOWS                    PHILLIPS PETROLEUM COMPANY'S
                                                         CHEMICALS BUSINESS


                                                              Millions
Three Months Ended March 31, 2000                            of Dollars
                                                             ----------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  27
Adjustments to reconcile net income to net
  cash provided by operating activities
       Non-working capital adjustments
           Depreciation and amortization                           29
           Deferred taxes                                         (11)
           Other                                                    4
       Working capital adjustments
           Increase in accounts receivable                        (58)
           Increase in inventories                                (11)
           Increase in prepaid expenses and other
             current assets                                        (6)
           Increase in accounts payable                            46
           Decrease in taxes and other accruals                   (17)
                                                                -----
Net Cash Provided by Operating Activities                           3
                                                                -----

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (16)
Investment purchases                                              (24)
Long-term advances to affiliates and other investments            (36)
                                                                -----
Net Cash Used for Investing Activities                            (76)
                                                                -----

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash change in parent company advances                         73
                                                                -----
Net Cash Provided by Financing Activities                          73
                                                                -----

NET CHANGE IN CASH AND CASH EQUIVALENTS                             -
Cash and cash equivalents at beginning of period                    -
                                                                -----

Cash and Cash Equivalents at End of Period                      $   -
                                                                =====


See Notes to Combined Financial Statements.

NOTES TO COMBINED FINANCIAL STATEMENTS              PHILLIPS PETROLEUM COMPANY'S
                                                        CHEMICALS BUSINESS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS AND INTERIM FINANCIAL INFORMATION

These financial statements represent Phillips Petroleum Company's (Phillips or the parent company) worldwide chemicals business and include certain natural gas liquids and pipeline operations (hereinafter collectively referred to as Chemicals). The financial statements are presented as if Chemicals had existed as an entity separate from Phillips during the period presented. Chemicals is not and was not a separate legal entity during the period presented. References to Chemicals are to "Phillips Petroleum Company, with respect to its chemicals business."

On February 7, 2000, Phillips announced that it had signed a letter of intent to form a 50/50 joint venture with Chevron Corporation combining the two companies' worldwide chemicals businesses, excluding Chevron's Oronite additives business. The proposed joint venture was approved by the companies' Boards of Directors and the U.S. Federal Trade Commission, and definitive agreements were signed on May 23, 2000. The transaction closed July 1, 2000, forming Chevron Phillips Chemical Company LLC (CPC).

The financial information for the interim period presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Chemicals considers necessary for a fair presentation of the combined financial position of Chemicals and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature.

NOTE 2 - COMPREHENSIVE INCOME

Chemicals' comprehensive income for the three months ended March 31, 2000 was:

                                                            Millions
                                                           of Dollars
                                                           ----------
Net income                                                    $ 27
Foreign currency translation adjustments                        (5)
                                                              ----
Comprehensive income                                          $ 22
                                                              ====

NOTE 3 - SIGNIFICANT EQUITY INVESTMENTS

Chemicals owns a 50 percent interest in Sweeny Olefins Limited Partnership
(SOLP), a significant subsidiary as defined by applicable U.S. Securities and Exchange Commission regulations. Summarized financial information for SOLP, which is accounted for using the equity method, follows:

                                                           Millions
Three months ended March 31, 2000                         of Dollars
                                                          ----------
Revenues                                                     $ 187
Income before income taxes                                      25
Net income                                                      25

NOTES TO COMBINED FINANCIAL STATEMENTS              PHILLIPS PETROLEUM COMPANY'S
         (CONTINUED)                                    CHEMICALS BUSINESS

NOTE 4 - CONTINGENCIES

In the case of all known contingencies, Chemicals accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries. Based on currently available information, Chemicals believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on Chemicals' financial statements.

As facts concerning contingencies become known, Chemicals reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation and legal matters.

Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of Chemicals' liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

ENVIRONMENTAL - Chemicals is subject to federal, state and local environmental laws and regulations. These may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites.

OTHER LEGAL PROCEEDINGS - Chemicals is a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made.

NOTE 5 - SEGMENT DISCLOSURES

                                                                       Millions of Dollars
                                              -------------------------------------------------------------------
                                                          Operating Segments
                                              -----------------------------------------
                                                               Specialty
                                                Olefins &      Chemicals
Three months ended March 31, 2000              Polyolefins     & Plastics     Aromatics     Other    Consolidated
                                               -----------     ----------     ---------     -----    ------------
Sales and Other Operating Revenues
   External customers*                          $    801            148           182          -         1,131
                                                ========          =====         =====       ======       =====

Net income (loss)                               $     28              6            (7)         -            27
                                                ========          =====         =====       ======       =====

Total assets at March 31, 2000                  $  2,152            737           420          -         3,309
                                                ========          =====         =====       ======       =====


*Includes sales to parent company's non-chemicals businesses.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                          Combined Statement of Income
                For the three-month period ending March 31, 2000
                            (in thousands of dollars)
                                   (Unaudited)


REVENUE
   Sales and other operating revenues                               $ 898,146
   Other income                                                           714
                                                                    ---------
         Total revenue and other income                               898,860
                                                                    ---------

COSTS AND OTHER DEDUCTIONS
   Purchased crude oil and products                                   573,006
   Operating expenses                                                 176,709
   Selling, general and administrative expenses                        42,850
   Depreciation and amortization                                       26,559
   Taxes other than income                                              9,917
                                                                    ---------
         Total costs and other deductions                             829,041
                                                                    ---------

Income before income tax expense                                       69,819

Income tax expense                                                     25,963
                                                                    ---------

         Net income                                                 $  43,856
                                                                    =========



   The accompanying notes are an integral part of these financial statements.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                        Combined Statement of Cash Flows
                For the three-month period ending March 31, 2000
                            (in thousands of dollars)
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $ 43,856
   Depreciation and amortization                                            26,559
   Deferred income taxes                                                    10,189
   Changes in working capital:
       Accounts receivable                                                 (96,718)
       Inventories                                                          21,649
       Prepaid expenses and other current assets                           (25,754)
       Accounts payable                                                     41,667
       Accrued liabilities                                                  (9,475)
       Other taxes payable                                                   8,141
                                                                          --------
              Net cash provided by operating activities                     20,114
                                                                          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                    (35,267)
   Investments and advances                                                 15,578
                                                                          --------
              Net cash used in investing activities                        (19,689)
                                                                          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net transfers from owner                                                 17,119
                                                                          --------
              Net cash provided by financing activities                     17,119
                                                                          --------

Net change in cash                                                          17,544
Cash on December 31, 1999                                                   12,552
                                                                          --------

Cash on March 31, 2000                                                    $ 30,096
                                                                          ========


   The accompanying notes are an integral part of these financial statements.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                     Notes to Combined Financial Statements
                            (in thousands of dollars)

1. OVERVIEW AND BASIS OF PRESENTATION

   On May 23, 2000, Chevron Corporation (Chevron) and Phillips Petroleum Company (Phillips) signed a Contribution Agreement to form a joint venture, Chevron Phillips Chemical Company LLC (the Venture), to combine certain chemical operations of Chevron and Phillips effective July 1, 2000.

   These financial statements include the operating results and cash flows of the businesses of Chevron (the Business) that were contributed to the joint venture. The results of operations include revenues and costs directly attributable to the Business, including costs for certain functions and services performed by centralized Chevron organizations and charged to the Business. Also included are allocations of certain Chevron corporate expenses in such areas as legal, accounting, employee benefits, real estate, insurance, information technology, treasury and other corporate and infrastructure costs. The expense allocations have been determined on bases that the Business considers to be a reasonable reflection of the utilization of services provided or the benefit received by the Business. Principle allocation methods include proportionate allocation on the basis of assets, usage, revenues and employees. However, the financial information included herein may not reflect the operating results and cash flows of the Business in the future or what would have resulted if the Business had operated as a separate, stand-alone entity during the period presented.

   The accompanying combined financial statements of Chevron Chemical Company C Chem Business have not been audited by independent accountants. In the opinion of the company's management, the interim data include all adjustments necessary for a fair statement of the results for the interim period. These adjustments were of a normal recurring nature.

   Certain notes and other information have been condensed or omitted from these financial statements, therefore, these financial statements should be read in conjunction with the Chevron Chemical Company C Chem Business financial statements as of June 30, 2000 and for the six month period then ended that are included in Chevron Phillips Chemical Company LLC's Securities and Exchange Commission Form S-4, as amended, dated May 10, 2001.

2. ENVIRONMENTAL LIABILITIES

   Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. Expenditures that create future benefits or contribute to future revenue generation are capitalized.

   Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the Company's commitment to a formal plan of action, such as an approved remediation plan or the sale or disposal of an asset.

   The Company records the gross amount of its liability based on its best estimate of future costs using currently available technology and applying current regulations as well as the company's own internal environmental policies. Future amounts are not discounted. Recoveries or reimbursements are recorded as an asset when receipt is reasonably ensured.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
               Notes to Combined Financial Statements (continued)
                            (in thousands of dollars)

3. SEGMENT DATA

   The Business' primary country of operation is the United States. The Business operates in one segment, the manufacture and marketing of commodity petrochemicals and plastics.

4. EQUITY INVESTMENT DATA

   Chevron Chemical Company C Chem Business owns a 50% interest in the joint venture, Saudi Chevron Petrochemical Company (SCPC), which began operations in late 1999.

   Summarized financial information of SCPC at March 31, 2000 is as follows:

               Current assets                     $   90,654
               Non current assets                    621,512
               Current liabilities                    89,236
               Non current liabilities               459,581
               Net income for period                     682

   Revenue for the three month period through March 31, 2000 was $49,506. The Business' 50% of the net loss for the three month period is included in operating expenses.

5. EMPLOYEE TERMINATION BENEFITS

   The Business recorded before-tax charges to income of $7,923 in 1999 for employee termination benefits as part of a Chevron corporatewide staff reduction program. The charge included severance and other termination benefits of $13,993 for 200 US-based employees. These charges were offset partly by $6,070 of restructuring-related net pension settlement/curtailment gains for payments made to terminated employees. All amounts were paid by June 30, 2000.

6. COMMITMENTS AND CONTINGENCIES

   In the ordinary course of business, the Business is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of the Business. There are certain pending legal actions which have arisen in the ordinary course of business with respect to the assets and operations of the Business. Management believes that the ultimate disposition of these actions, either individually or in the aggregate, will not have a material, adverse effect on the financial position, cash flows or results of operations of the Business.

   The Business is also subject to various environmental laws and regulations and incurs costs for preventive and corrective actions at facilities and waste disposal sites, and those environmental costs of operations and remediation activities are accrued on a basis consistent with accounting for contingencies as stipulated in FAS 5. The Business may be obligated to take remedial action as a result of the enactment of laws or the issuance of new regulations or to correct the effects on the environment of disposal practices or release of chemical substances. Expensed environmental costs and related accruals at March 31, 2000 were not significant.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Chevron Phillips Chemical Company LLC's, Phillips Petroleum Company's Chemicals Business' and Chevron Chemical Company C Chem Business' financial statements and notes preceding this discussion, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in CPC's SEC Form S-4, as amended, dated May 10, 2001.

OVERVIEW

CPC was formed July 1, 2000. As such, the following discussion regarding results of operations are in relation to conditions that existed in the chemical industry during the first quarter of 2000, as evidenced by the results of operations of Phillips Petroleum Company's Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form CPC) as presented in Part I, Item 1 - Financial Statements.

The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of CPC, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined as of January 1, 2000.

RESULTS OF OPERATIONS

Selected data of CPC for the three month period ended March 31, 2001 follows:

Income (loss) before interest & taxes (millions)
-------------------------------------
      Olefins and Polyolefins                   $ (54)
      Aromatics                                   (45)
      Specialty Chemicals and Plastics             15
      Corporate and Other                          (3)
                                                -----
      Total                                     $ (87)
                                                =====

Production (millions of pounds)*
----------

      Ethylene                                  1,656
      Polyethylene                                959
      Styrene                                     217
      Normal alpha olefins                        261

----------------
* Excludes production of equity investments

CPC incurred a net loss for the first quarter of 2001 of $118 million, primarily as a result of higher feedstock and energy costs. Loss before interest and taxes was $87 million. The overall slowdown of the U.S. economy, along with the oversupply of key products in the chemicals industry, kept demand and margins low. Included in the net loss were unusual or non-recurring items, also referred to as "special items," totaling $17 million, that negatively impacted the quarter. These special items included warranty accruals and costs associated with the collapse of a styrene column at the St. James, Louisiana facility.

Olefins and Polyolefins - Ethylene and polyethylene profit margins were low, as higher feedstock and energy costs were only partially offset by higher sales prices. Ethylene margins showed improvement part way through the quarter. Production volumes were lower as some units were temporarily shut down and production rates at others were reduced to avoid inventory buildup.

Aromatics - Sales volumes for styrene were lower due to the slowing of the U.S. economy. In addition, styrene production was lower due to a planned turnaround, and a column fire and collapse at the St. James facility in February 2001. Higher feedstock and fuel costs, as well as industry overcapacity, reduced profit margins.

In an effort to improve financial performance, production of gasoline at the Puerto Rico facility ceased in March 2001 and the motor fuels reformer was permanently shut down. In addition, the other production units at the facility were temporarily shut down for economic reasons and plant modifications. As a result, headcount at the facility will be reduced by approximately 45 employees.

Specialty Chemicals and Plastics - This segment had $15 million of earnings before interest and taxes, as higher feedstock and fuel prices kept profit margins low. The K-Resin(R) facility at the Houston Chemical Complex remains shut down as the plant is being rebuilt following an incident that occurred in March 2000.

OUTLOOK

The overall decline in the chemicals industry that began in the second half of 2000 has continued to negatively impact CPC in 2001, resulting in higher feedstock costs, excess capacity in most business lines and reduced product demand. In addition, higher fuel costs, a weakened U.S. economy and a strong dollar (which negatively affects exports) have also made conditions difficult. While feedstock and natural gas prices have declined somewhat, they are still at very high levels. CPC expects that such industry conditions will continue to be a challenge through the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $7 million during the first quarter of 2001. Proceeds from the issuance of debt, net of a reduction in commercial paper obligations and the repayment of notes payable to Chevron, were mostly offset by cash used in operating activities and capital expenditures.

Operating Activities

Cash used in operating activities totaled $107 million during the first three months of 2001, primarily the result of the $118 million net loss due to low margins, and an increase in non-cash working capital. The primary components of the increase in non-cash working capital were higher accounts receivable and lower accounts payable balances, partially offset by lower inventory levels.

Investing Activities

Capital expenditures for the first quarter of 2001 totaled $63 million, with approximately $29 million invested in Olefins and Polyolefins, $15 million in Aromatics, $13 million in Specialty Chemicals and Plastics, and the remaining $6 million in corporate-level expenditures. CPC has a budget of $330 million for capital projects in 2001.

Financing Activities

On February 14, 2001, CPC borrowed an additional $50 million from Chevron. The outstanding notes payable to Chevron, totaling $100 million, were repaid on March 19, 2001 with proceeds from the issuance of the private placement notes described below, and the credit agreement with Chevron was terminated.

On March 19, 2001, Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. Proceeds from this debt issuance were used to repay the notes payable to Chevron, retire a portion of outstanding commercial paper obligations and for general corporate purposes. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of this and discussion of CPC's registration statement on Form S-4 filed with the SEC. Commercial paper borrowings decreased $287 million during the quarter.

CPC has two separate $900 million revolving credit agreements with a syndicate of banks that expire on July 2, 2001 and July 2, 2003. The July 2001 agreement provides that CPC may, at its option, extend the date for repayment of any borrowings outstanding on July 2, 2001 by one year. On May 4, 2001, CPC requested a one-year extension of the July 2001 agreement. The required consents from the lenders for the extension have been obtained. The July 2001 agreement will be amended to reduce the lending commitment from $900 million to $700 million. At March 31, 2001 and December 31, 2000, there were no borrowings outstanding under either credit agreement.

In accordance with the agreements under which the $70 million cash advance from Phillips related to the March 2000 K-Resin(R) incident was made, $10 million of the advance was treated as capital contributions during the three months ended March 31, 2001. The remaining advance payable totaled $25 million at March 31, 2001.

In May 2001, CPC entered into a 364-day, trade receivables securitization agreement with a bank. The agreement allows CPC to borrow up to $300 million in the aggregate for which CPC grants a security interest in certain of its trade receivables as collateral for any amounts outstanding. As collections of those trade receivables are made by CPC, borrowings under the agreement are reduced or security interests in new trade receivables are granted. CPC borrowed $262 million upon the closing of the agreement on May 23, 2001. Proceeds were used to reduce outstanding commercial paper.

OTHER

Subsequent Event. In the second quarter of 2001, agreement was reached among Phillips and various insurers to settle the business interruption claim associated with the March 27, 2000 incident at CPC's (formerly Phillips') Houston Chemical Complex K-Resin(R) styrene-butadiene copolymer plant. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.

Foreign Currency Risk. Internationally, CPC operates facilities in six foreign countries, resulting in transactions denominated in various currencies. As such, CPC is exposed to foreign currency risk to the extent there are fluctuations in the exchange rates of local currencies in those countries against the U.S. dollar and other foreign currencies. The potential foreign currency transaction gain or loss from a hypothetical 10% change in the exchange rates of those local currencies against the U.S. dollar at December 31, 2000 was approximately $6 million in the aggregate.

Interest Rate Risk. Included in long-term debt are commercial paper obligations. As CPC's commercial paper obligations have maturities of 90 days or less and are generally reissued upon maturity, this debt is considered variable-rate based. A hypothetical 100 basis point change (a one percentage point change) in the weighted average interest rate for the $1.784 billion of commercial paper obligations outstanding at December 31, 2000 would impact interest expense by approximately $18 million annually.

Contingencies. See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

           CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the federal securities laws. Such statements can generally be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar importance. Where CPC expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPC believes such assumptions or bases to be reasonable and made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. economy, results of financing efforts and overall financial market conditions. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section. CPC does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other" for a discussion.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3.1 Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated July 1, 2000, by and between Chevron Corporation, Phillips Petroleum Company, Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Overseas Petroleum Inc., Drilling Specialties Co., WesTTex 66 Pipeline Co. and Phillips Petroleum International Corporation

               3.2 Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated as of July 1, 2000, by and between Chevron Corporation, Phillips Petroleum Company, Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Overseas Petroleum Inc., Drilling Specialties Co., WesTTex 66 Pipeline Co. and Phillips Petroleum International Corporation

         (b)   Reports on Form 8-K  -  none


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHEVRON PHILLIPS CHEMICAL COMPANY LLC


Date:  June 20, 2001                              /s/ Greg G. Maxwell
                                       -----------------------------------------
                                                    Greg G. Maxwell
                                             Vice President and Controller
                                              (Chief Accounting Officer)

                                 EXHIBIT INDEX

          EXHIBIT NO.             DESCRIPTION
          -----------             -----------

               3.1 Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated July 1, 2000, by and between Chevron Corporation, Phillips Petroleum Company, Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Overseas Petroleum Inc., Drilling Specialties Co., WesTTex 66 Pipeline Co. and Phillips Petroleum International Corporation

               3.2 Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated as of July 1, 2000, by and between Chevron Corporation, Phillips Petroleum Company, Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Overseas Petroleum Inc., Drilling Specialties Co., WesTTex 66 Pipeline Co. and Phillips Petroleum International Corporation