Form 10-Q
period 2001-06-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2001-08-09
CIK 1127399

================================================================================


                                  UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _____________ TO ___________________

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

                                 Yes  X         No


================================================================================

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                                      Index



                                                                            Page
                                                                            ----
Part I.  Financial Information (Unaudited)

      CHEVRON PHILLIPS CHEMICAL COMPANY LLC

             Condensed Consolidated Statement of Operations
                  for the three and six month periods ended June 30, 2001      3

             Condensed Consolidated Balance Sheet
                  at June 30, 2001 and December 31, 2000                       4

             Condensed Consolidated Statement of Cash Flows
                  for the six months ended June 30, 2001                       5

             Notes to Condensed Consolidated Financial Statements              6

      The following financial information of Phillips Petroleum Company's
      Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form Chevron Phillips Chemical Company LLC) is presented for informational purposes only. The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of Chevron Phillips Chemical
      Company LLC, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the periods presented.

      PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS

             Combined Statement of Income
                  for the three and six month periods ended June 30, 2000     15

             Combined Statement of Cash Flows
                  for the six months ended June 30, 2000                      16

             Notes to Combined Financial Statements                           17


      CHEVRON CHEMICAL COMPANY C CHEM BUSINESS

             Combined Statement of Income
                  for the three and six month periods ended June 30, 2000     20

             Combined Statement of Cash Flows
                  for the six months ended June 30, 2000                      21

             Notes to Combined Financial Statements                           22


      CHEVRON PHILLIPS CHEMICAL COMPANY LLC

             Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   24

             Quantitative and Qualitative Disclosures about Market Risk       28

Part II. Other Information                                                    28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                          Periods ended June 30, 2001
                                          ---------------------------
Millions                                  Three months     Six months
--------                                  ------------     ----------

Revenue
   Net sales                                 $1,521          $3,346
   Equity in net loss of affiliates              (3)             (6)
   Other income                                 147             179
                                             ------          ------
         Total revenue                        1,665           3,519
                                             ------          ------

Costs and Expenses
   Cost of goods sold                         1,417           3,202
   Selling, general and administrative          175             318
   Research and development                      15              28
                                             ------          ------
         Total costs and expenses             1,607           3,548
                                             ------          ------

Income (Loss) Before Interest and Taxes          58             (29)

   Interest income                                2               5
   Interest expense                             (28)            (61)
                                             ------          ------

Income (Loss) Before Taxes                       32             (85)

   Income taxes                                  (2)             (3)
                                             ------          ------

Net Income (Loss)                            $   30          $  (88)
                                             ======          ======



            See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                     ASSETS
                                                         June 30,    December 31,
Millions                                                   2001          2000
--------                                                 --------    ------------
Current assets
    Cash and cash equivalents                             $  155        $  156
    Accounts receivable                                    1,064         1,011
    Inventories                                              753           878
    Other current assets                                      40            20
                                                          ------        ------
        Total current assets                               2,012         2,065

Property, plant and equipment, net                         4,110         4,129
Investment in affiliates                                     309           336
Other assets and deferred charges                            108           143
                                                          ------        ------

Total Assets                                              $6,539        $6,673
                                                          ======        ======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
    Accounts payable                                      $  564        $  795
    Accrued income and other taxes                            47            43
    Secured borrowings                                       205            --
    Note payable to member                                    --            50
    Other current liabilities                                 94            22
                                                          ------        ------
        Total current liabilities                            910           910

Long-term debt                                             1,746         1,784
Other liabilities and deferred credits                       152           136
                                                          ------        ------

        Total liabilities                                  2,808         2,830

Members' capital                                           3,750         3,849
Accumulated other comprehensive loss                         (19)           (6)
                                                          ------        ------

Total Liabilities and Members' Capital                    $6,539        $6,673
                                                          ======        ======



            See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                             Six months ended
Millions                                                      June 30, 2001
--------                                                     ----------------
Cash Flows From Operating Activities
   Net loss                                                       $ (88)
   Adjustments to reconcile net loss to net cash flows
     provided by operating activities
       Depreciation, amortization and retirements                   145
       Undistributed equity in losses of affiliates, net              7
       Changes in operating working capital                        (126)
       Other operating cash flow activity                            70
                                                                  -----
              Net cash provided by operating activities               8
                                                                  -----

Cash Flows From Investing Activities
   Capital expenditures                                            (130)
   Decrease in investments                                           15
                                                                  -----
              Net cash flows used in investing activities          (115)
                                                                  -----

Cash Flows From Financing Activities
   Decrease in commercial paper, net                               (545)
   Proceeds from the issuance of other long-term debt               509
   Decrease in note payable to member, net                          (50)
   Increase in secured borrowings, net                              205
   Post-closing adjustments to members                              (13)
                                                                  -----
              Net cash flows provided by financing activities       106
                                                                  -----

Net Decrease in Cash and Cash Equivalents                            (1)
Cash and Cash Equivalents at Beginning of Period                    156
                                                                  -----

Cash and Cash Equivalents at End of Period                        $ 155
                                                                  =====


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

         The unaudited condensed consolidated financial statements included herein include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, "CPChem"), and should be read in conjunction with the consolidated financial statements for the period July 1, 2000 (inception) through December 31, 2000 that are included in its Securities and Exchange Commission (SEC) Form S-4, as amended, dated May 10, 2001. The financial statements and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared pursuant to the rules and regulations of the SEC. The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation. Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Note 2. New Accounting Pronouncement

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was implemented effective January 1, 2001. Implementation of this standard had no material effect on consolidated results of operations, financial position or liquidity, as CPChem generally does not use derivative instruments.

Note 3. Comprehensive Income (Loss)

                                             Periods ended June 30, 2001
                                             ---------------------------
         Millions                            Three months     Six months
         --------                            ------------     ----------
         Net income (loss)                        $30           $ (88)
         Foreign currency translation
           adjustments                             (5)            (13)
                                                  ---           -----
         Comprehensive income (loss)              $25           $(101)
                                                  ===           =====

Note 4. Investments

         Aggregate summarized financial information for Phillips Sumika Polypropylene Company, a significant investment as defined by the SEC that is accounted for using the equity method of accounting, follows:

                                             Periods ended June 30, 2001
                                             ---------------------------
         Millions                            Three months     Six months
         --------                            ------------     ----------
         Revenues                                 $48            $ 98
         Loss before income taxes                  (9)            (21)
         Net loss                                  (9)            (21)

         Aggregate summarized financial information for all other investments accounted for using the equity method of accounting follows:


                                            Periods ended June 30, 2001
                                            -----------------------------
         Millions                           Three months       Six months
         --------                           ------------       ----------
         Revenues                               $172              $333
         Income before income taxes                5                 1
         Net income (loss)                         3                (2)


Note 5. Notes Payable and Long-Term Debt

         Long-term debt, net of any applicable debt discounts, as shown on the condensed consolidated balance sheet follows:


                                              June 30,       December 31,
         Millions                               2001             2000
         --------                             --------       ------------
         Commercial paper                      $1,237           $1,784
         7% notes due 2011                        497               --
         Other                                     12               --
                                               ------           ------
         Total                                 $1,746           $1,784
                                               ======           ======

         On February 14, 2001, CPChem borrowed an additional $50 million from Chevron. The outstanding notes payable to Chevron, totaling $100 million, were repaid on March 19, 2001 with proceeds from the issuance of the private placement notes described below, and the credit agreement with Chevron was terminated.

         On March 19, 2001, Chevron Phillips Chemical Company LLC (the "LLC") and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP (the "LP"), jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. The notes are due in March 2011 and interest is payable semiannually, with the first interest payment due September 15, 2001. The notes contain certain covenants such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations that CPChem does not consider to be restrictive to normal operations. Proceeds from this debt issuance were used to repay the notes payable to Chevron, to retire a portion of outstanding commercial paper obligations and for general corporate purposes. The LLC and the LP subsequently filed a joint registration statement on Form S-4 with the Securities and Exchange Commission, as amended and declared effective May 10, 2001, to register exchange notes that have terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable. Substantially all of the holders of the private placement notes have tendered their notes for the registered exchange notes.

         In May 2001, CPChem entered into a 364-day, trade receivables securitization agreement. The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding. As collections of those trade receivables are made by CPChem, borrowings under the agreement are reduced or security interests in new trade receivables are granted. Proceeds from the initial borrowing were used to reduce outstanding commercial paper obligations. At June 30, 2001, $205 million of borrowings were outstanding under the trade receivables securitization agreement, secured by $365 million of trade receivables.

         CPChem's $900 million 364-day revolving credit agreement expired on July 2, 2001 and was replaced by a $700 million 364-day credit agreement, with substantially the same terms as the expired agreement. The new agreement expires on July 1, 2002 and provides that CPChem may, at its option, extend the date for repayment of any borrowings outstanding on July 1, 2002 by one year. CPChem continues to maintain the $900 million three-year credit agreement that expires on July 2, 2003. Both facilities are used to support the commercial paper program. At June 30, 2001 and December 31, 2000, there were no borrowings outstanding under either of the $900 million credit agreements.

Note 6. Contingencies

         In the case of all known contingencies, CPChem records an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries. Based on currently available information, CPChem believes it is unlikely that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

         As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown timing and extent of remedial actions that may be required, and the determination of CPChem's liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

         CPChem is a party to a number of legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made. While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial condition or liquidity.

Note 7. Employee Benefit Plans

         Substantially all of CPChem's employees are former employees of Chevron or Phillips. These individuals provided services to CPChem from its inception on July 1, 2000 through December 31, 2000 pursuant to transition services agreements with Chevron and Phillips. These individuals were covered by their respective former employer's employee benefit plans through December 31, 2000. Effective January 1, 2001, they became employees of CPChem. Also effective January 1, 2001, CPChem established its own employee benefit plans, including a health care and income protection benefit plan, a savings plan, and retirement and retiree health care benefits plans. The retirement plans are defined benefit plans.

Note 8. Segment Information

        Financial information by segment for the periods presented on the condensed consolidated financial statements follows:

                                                                    Specialty     Corporate,
                                             Olefins &              Chemicals      Other &
         Millions                           Polyolefins  Aromatics  & Plastics   Eliminations     Total
         --------                           -----------  ---------  ----------   ------------   ----------
         Three months ended June 30, 2001
         --------------------------------
         Net sales - external                 $  876      $  367      $  278        $  --         $ 1,521
         Net sales - inter-segment               108          62           9         (179)             --
         Income (loss) before
           interest and taxes                     23         (52)         94           (7)             58

         Six months ended June 30, 2001
         ------------------------------
         Net sales - external                  1,988         796         562           --           3,346
         Net sales - inter-segment               238         150          16         (404)             --
         Income (loss) before
           interest and taxes                    (31)        (97)        109          (10)            (29)

         Total assets - June 30, 2001          3,494       1,255       1,565          225           6,539
                        -------------
         Total assets - December 31, 2000      3,568       1,355       1,529          221           6,673
                        -----------------


Note 9. Business Interruption Insurance Settlement

        In June 2001, agreement was reached among Phillips and various insurers to settle the business interruption insurance claim associated with the March 27, 2000 incident at CPChem's (formerly Phillips') Houston Chemical Complex K-Resin(R) styrene-butadiene copolymer plant. After adjusting for previously accrued claims, CPChem recognized $118 million as Other Income in June 2001 as a special item in connection with the settlement. At June 30, 2001, Accounts Receivable included $101 million related to the settlement, which is expected to be received in the third quarter of 2001.

Note 10. Condensed Consolidating Financial Statements

         Condensed consolidating financial statements follow. This information is presented in accordance with the applicable rules and regulations prescribed by the SEC related to the debt jointly issued by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP. The LLC is the non-operating parent holding company. The LP is the primary U.S. operating company. "Other Entities" is comprised of mostly foreign operations and the holding companies that have direct ownership of the LP. These condensed consolidating financial statements were prepared using the equity method of accounting for investments.

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)


                                                                             Other
         Millions                                       LLC         LP      Entities  Eliminations    Total
         --------                                     ------     -------    --------  ------------   -------
         Revenue
            Net sales                                 $  --      $ 1,465      $ 305      $ (249)     $ 1,521
            Equity in income (loss) of affiliates        57           (4)        22         (78)          (3)
            Other income                                 --          140         24         (17)         147
                                                      -----      -------      -----      ------      -------
                  Total revenue                          57        1,601        351        (344)       1,665
                                                      -----      -------      -----      ------      -------

         Costs and Expenses
            Cost of goods sold                           --        1,409        257        (249)       1,417
            Selling, general and administrative          --          156         36         (17)         175
            Research and development                     --           15         --          --           15
                                                      -----      -------      -----      ------      -------
                  Total costs and expenses               --        1,580        293        (266)       1,607
                                                      -----      -------      -----      ------      -------

         Income Before Interest and Taxes                57           21         58         (78)          58
            Interest income                              --            1          1          --            2
            Interest expense                            (27)          (1)        --          --          (28)
                                                      -----      -------      -----      ------      -------

         Income Before Taxes                             30           21         59         (78)          32
            Income taxes                                 --           --         (2)         --           (2)
                                                      -----      -------      -----      ------      -------
         Net Income                                   $  30      $    21      $  57      $  (78)     $    30
                                                      =====      =======      =====      ======      =======

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)



                                                                                      Other
         Millions                                      LLC             LP            Entities      Eliminations       Total
         ---------                                    -----          ------         ----------     ------------      -------
         Revenue
            Net sales                                 $  --         $ 3,313           $ 726          $ (693)         $ 3,346
            Equity in loss of affiliates                (29)            (11)            (88)            122               (6)
            Other income                                 --             167              39             (27)             179
                                                      -----         -------           -----          ------          -------
                  Total revenue                         (29)          3,469             677            (598)           3,519
                                                      -----         -------           -----          ------          -------

         Costs and Expenses
            Cost of goods sold                           --           3,245             650            (693)           3,202
            Selling, general and administrative          --             290              55             (27)             318
            Research and development                     --              28              --              --               28
                                                      -----         -------           -----          ------          -------
                  Total costs and expenses               --           3,563             705            (720)           3,548
                                                      -----         -------           -----          ------          -------

         Loss Before Interest and Taxes                 (29)            (94)            (28)            122              (29)
            Interest income                              --               2               3              --                5
            Interest expense                            (59)             (1)             (1)             --              (61)
                                                      -----         -------           -----          ------          -------

         Loss Before Taxes                              (88)            (93)            (26)            122              (85)
            Income taxes                                 --              --              (3)             --               (3)
                                                      -----         -------           -----          ------          -------
         Net Loss                                     $ (88)        $   (93)          $ (29)     $      122           $  (88)
                                                      =====         =======           =====          ======          =======

                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                                  June 30, 2001
                                   (Unaudited)


                                                                               Other
         Millions                                       LLC          LP       Entities    Eliminations     Total
         --------                                     -------     -------     --------    ------------    -------
         Current assets
             Cash and cash equivalents                $    --     $    79     $    76      $      --      $   155
             Accounts receivable                           25         864         566           (391)       1,064
             Inventories                                   --         635         118             --          753
             Other current assets                          --          34           6             --           40
                                                      -------     -------     -------      ---------      -------
                 Total current assets                      25       1,612         766           (391)       2,012

         Property, plant and equipment, net                --       3,754         356             --        4,110
         Investment in affiliates                       5,609          66       4,929        (10,295)         309
         Other assets and deferred charges                  5          38          65             --          108
                                                      -------     -------     -------      ---------      -------
         Total Assets                                 $ 5,639     $ 5,470     $ 6,116      $ (10,686)     $ 6,539
                                                      =======     =======     =======      =========      =======

         Current liabilities
            Accounts payable                          $   140     $   524     $   291      $    (391)     $   564
            Note payable to bank                           --          --         205             --          205
            Other current liabilities                      --         123          18             --          141
                                                      -------     -------     -------      ---------      -------
                Total current liabilities                 140         647         514           (391)         910

         Long-term debt                                 1,734          12          --             --        1,746
         Other liabilities and deferred credits            15         125          12             --          152
                                                      -------     -------     -------      ---------      -------
                Total liabilities                       1,889         784         526           (391)       2,808

         Members' capital                               3,750       4,686       5,609        (10,295)       3,750
         Accumulated other comprehensive loss              --          --         (19)            --          (19)
                                                      -------     -------     -------      ---------      -------
         Total Liabilities and Members' Capital       $ 5,639     $ 5,470     $ 6,116      $ (10,686)     $ 6,539
                                                      =======     =======     =======      =========      =======

                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                   (Unaudited)

                                                                           Other
         Millions                                     LLC         LP      Entities   Eliminations   Total
         --------                                   -------     -------   --------   ------------  -------
         Current assets
             Cash and cash equivalents              $    --     $    75    $    81    $      --    $   156
             Accounts receivable                         12       1,017        252         (270)     1,011
             Inventories                                 --         736        142           --        878
             Other current assets                         1          15          4           --         20
                                                    -------     -------    -------    ---------    -------
                 Total current assets                    13       1,843        479         (270)     2,065

         Property, plant and equipment, net              --       3,464        665           --      4,129
         Investment in affiliates                     5,776          76      4,802      (10,318)       336
         Other assets and deferred charges                1          81         61           --        143
                                                    -------     -------    -------    ---------    -------
         Total Assets                               $ 5,790     $ 5,464    $ 6,007    $ (10,588)   $ 6,673
                                                    =======     =======    =======    =========    =======

         Current liabilities
            Accounts and notes payable              $    72     $   774    $   219    $    (270)   $   795
            Note payable to member                       50          --         --           --         50
            Other current liabilities                    --          62          3           --         65
                                                    -------     -------    -------    ---------    -------
                Total current liabilities               122         836        222         (270)       910

         Long-term debt                               1,784          --         --           --      1,784
         Other liabilities and deferred credits          35          86         15           --        136
                                                    -------     -------    -------    ---------    -------

                Total liabilities                     1,941         922        237         (270)     2,830

         Members' capital                             3,849       4,542      5,776      (10,318)     3,849
         Accumulated other comprehensive loss            --          --         (6)          --         (6)
                                                    -------     -------    -------    ---------    -------
         Total Liabilities and Members' Capital     $ 5,790     $ 5,464    $ 6,007    $ (10,588)   $ 6,673
                                                    =======     =======    =======    =========    =======

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

                                                                                        Other
         Millions                                                     LLC       LP     Entities  Eliminations     Total
         --------                                                   ------    ------   --------  ------------    -------
         Cash Flows From Operating Activities
            Net loss                                                $  (88)   $  (93)   $  (29)     $  122       $  (88)
            Adjustments to reconcile net loss to net cash
              flows provided by (used in) operating activities
                Depreciation, amortization and retirements              --       121        24          --          145
                Undistributed equity in losses of affiliates, net       29        12        88        (122)           7
                Changes in operating working capital                   102        27      (255)         --         (126)
                Other operating cash flow activity                      95        49       (74)         --           70
                                                                    ------    ------    ------      ------       ------
                     Net cash provided by (used in)
                       operating activities                            138       116      (246)         --            8
                                                                    ------    ------    ------      ------       ------

         Cash Flows From Investing Activities
            Capital expenditures                                        --      (124)       (6)         --         (130)
            Decrease (increase) in investments in affiliates           (26)       (1)       15          27           15
                                                                    ------    ------    ------      ------       ------
                     Net cash provided by (used in)
                       investing activities                            (26)     (125)        9          27         (115)
                                                                    ------    ------    ------      ------       ------

         Cash Flows From Financing Activities
            Decrease in commercial paper, net                         (545)       --        --          --         (545)
            Proceeds from the issuance of other long-term debt         496        13        --          --          509
            Decrease in notes payable to member, net                   (50)       --        --          --          (50)
            Increase in secured borrowings, net                         --        --       205          --          205
            Contributions from parent                                   --        --        27         (27)          --
            Post-closing adjustments to members                        (13)       --        --          --          (13)
                                                                    ------    ------    ------      ------       ------
                     Net cash provided by (used in)
                       financing activities                           (112)       13       232         (27)         106
                                                                    ------    ------    ------      ------       ------

         Net Increase (Decrease) in Cash and Cash Equivalents           --         4        (5)         --           (1)
         Cash and Cash Equivalents at Beginning of Period               --        75        81          --          156
                                                                    ------    ------    ------      ------       ------
         Cash and Cash Equivalents at End of Period                 $   --    $   79    $   76      $   --       $  155
                                                                    ======    ======    ======      ======       ======

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                          Combined Statement of Income
                                   (Unaudited)


Millions of Dollars                           Periods ended June 30, 2000
                                              ---------------------------
                                              Three months     Six months
                                              ------------     ----------
REVENUES
Sales and other operating revenues               $ 1,107         $ 2,238
Equity in earnings of affiliated companies            26              33
Other revenues                                        16              17
                                                 -------         -------
   Total Revenues                                  1,149           2,288
                                                 -------         -------

COSTS AND EXPENSES
Purchased products                                   789           1,620
Operating expenses                                   158             313
Selling, general and administrative expenses          73             144
Depreciation and amortization                         28              57
Taxes other than income taxes                         10              20
Foreign currency transaction losses                   --               1
                                                 -------         -------
   Total Costs and Expenses                        1,058           2,155
                                                 -------         -------

Income before income taxes                            91             133

Provision for income taxes                            34              49
                                                 -------         -------

NET INCOME                                       $    57         $    84
                                                 =======         =======


See Notes to Combined Financial Statements.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                        Combined Statement of Cash Flows
                                   (Unaudited)


Millions of Dollars                                              Six months ended
                                                                  June 30, 2000
                                                                 ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $   84
Adjustments to reconcile net income to net
  cash provided by operating activities
       Non-working capital adjustments
           Depreciation and amortization                                 57
           Deferred taxes                                                 7
           Other                                                        (33)
       Working capital adjustments
           Increase in accounts receivable                              (36)
           Increase in inventories                                      (28)
           Decrease in prepaid expenses and other current assets          7
           Increase in accounts payable                                  81
           Decrease in taxes and other accruals                          (7)
                                                                     ------
Net Cash Provided by Operating Activities                               132
                                                                     ------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                    (41)
Advances to affiliated companies                                        (64)
Investment purchases                                                    (24)
Proceeds from asset dispositions                                          1
Proceeds from property insurance                                         14
                                                                     ------
Net Cash Used for Investing Activities                                 (114)
                                                                     ------

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash change in parent company advances                              (18)
                                                                     ------
Net Cash Used for Financing Activities                                  (18)
                                                                     ------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  --
Cash and cash equivalents at beginning of period                         --
                                                                     ------

Cash and Cash Equivalents at End of Period                           $   --
                                                                     ======


See Notes to Combined Financial Statements.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements


NOTE 1 - BASIS OF FINANCIAL STATEMENTS AND INTERIM FINANCIAL INFORMATION

These financial statements represent Phillips Petroleum Company's (Phillips or the parent company) worldwide chemicals business and include certain natural gas liquids and pipeline operations (hereinafter collectively referred to as Chemicals). The financial statements are presented as if Chemicals had existed as an entity separate from Phillips during the periods presented although Chemicals was not a separate legal entity during those periods. References to Chemicals are to "Phillips Petroleum Company, with respect to its chemicals business."

On February 7, 2000, Phillips announced that it had signed a letter of intent to form a 50/50 joint venture with Chevron Corporation combining the two companies' worldwide chemicals businesses, excluding Chevron's Oronite additives business. Definitive agreements were signed on May 23, 2000, and the transaction closed July 1, 2000, forming Chevron Phillips Chemical Company LLC (CPChem).

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Chemicals considered necessary for a fair presentation of its combined results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature.

NOTE 2 - COMPREHENSIVE INCOME

Chemicals' comprehensive income follows:


Millions of Dollars                         Periods ended June 30, 2000
                                            ---------------------------
                                            Three months     Six months
                                            ------------     ----------

Net income                                      $ 57            $ 84
Foreign currency translation adjustments          --              (5)
                                                ----            ----
Comprehensive income                            $ 57            $ 79
                                                ====            ====

NOTE 3 - SWEENY OLEFINS LIMITED PARTNERSHIP

On June 30, 2000, Sweeny Olefins Limited Partnership (SOLP) made a distribution to its partners that brought the total distribution to the other unrelated general partner to a target-specified after-tax internal rate of return on its investment. The partnership agreement states that once this general partner achieves the specified internal rate of return, its 49.49 percent general partnership interest is withdrawn in the subsequent month with no additional cash distribution required. Also, the remaining .51 percent limited partner investment interest converts to 1 percent following the withdrawal of the unrelated general partner. Accordingly, the other general partner withdrew from SOLP effective July 1, 2000, and its general partnership interest reverted to CPChem, giving CPChem a majority interest in SOLP. Also in July 2000, CPChem purchased, subject to the receipt of necessary approvals or clearances and the execution of required documentation, the combined remaining 1 percent limited partnership interests.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements
                                   (continued)


SOLP was accounted for using the equity method and was a significant investment as defined by applicable U.S. Securities and Exchange Commission regulations. Summarized financial information for SOLP follows:


Millions of Dollars          Periods ended June 30, 2000
                             ---------------------------
                             Three months     Six months
                             ------------     ----------

Revenues                         $ 193           $ 380
Income before income taxes          42              67
Net income                          42              67

NOTE 4 - CONTINGENCIES

In the case of all known contingencies, Chemicals accrued an undiscounted liability when a loss was probable and the amount was reasonably estimable. These liabilities were not reduced for potential insurance recoveries. If applicable, undiscounted receivables were accrued for probable insurance or other third-party recoveries. Based on available information at that time, Chemicals believed that it was remote that future costs related to known contingent liability exposures would exceed current accruals by an amount that would have a material adverse impact on Chemicals' financial statements.

As facts concerning contingencies became known, Chemicals reassessed its position both with respect to accrued liabilities and other potential exposures. Estimates that were particularly sensitive to future change included contingent liabilities recorded for environmental remediation and legal matters.

Estimated future environmental remediation costs were subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that might be required, and the determination of Chemicals' liability in proportion to other responsible parties. Estimated future costs related to legal matters were subject to change as events evolved, and as additional information became available during the administrative and litigation process.

ENVIRONMENTAL - Chemicals was subject to federal, state and local environmental laws and regulations, which may have resulted in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites.

OTHER LEGAL PROCEEDINGS - Chemicals was a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision had been made.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements
                                   (continued)


NOTE 5 - SEGMENT DISCLOSURES


                                                    Operating Segments
                                       ----------------------------------------------
Millions of Dollars                                      Specialty
                                         Olefins &       Chemicals
Three months ended June 30, 2000        Polyolefins      & Plastics       Aromatics           Other          Consolidated
                                       ------------     ------------     ------------      ------------      ------------
Sales and Other Operating Revenues
   External customers *                   $   799            144              164                --              1,107
                                          =======            ===              ===              ====              =====

Net income (loss)                         $    51             16               (8)               (2)                57
                                          =======            ===              ===              ====              =====

Six months ended June 30, 2000
Sales and Other Operating Revenues
   External customers *                   $ 1,600            292              346                --              2,238
                                          =======            ===              ===              ====              =====

Net income (loss)                         $    79             22              (15)               (2)                84
                                          =======            ===              ===              ====              =====


*Includes sales to parent company's non-chemicals businesses.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                          Combined Statement of Income
                            (in millions of dollars)
                                   (Unaudited)


                                                    Periods ended June 30, 2000
                                                    ----------------------------
                                                    Three months      Six months
                                                    ------------     -----------
REVENUE
   Sales and other operating revenues                  $ 936           $ 1,834
   Other income                                            1                 2
                                                       -----           -------
         Total revenue and other income                  937             1,836
                                                       -----           -------

COSTS AND OTHER DEDUCTIONS
   Purchased crude oil and products                      556             1,130
   Operating expenses                                    211               387
   Selling, general and administrative expenses           54                97
   Depreciation and amortization                          28                54
   Taxes other than income                                 8                18
                                                       -----           -------
         Total costs and other deductions                857             1,686
                                                       -----           -------

Income before income tax expense                          80               150

Income tax expense                                        28                54
                                                       -----           -------

         Net income                                    $  52           $    96
                                                       =====           =======



   The accompanying notes are an integral part of these financial statements.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                        Combined Statement of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)


                                                          Six months ended
                                                           June 30, 2000
                                                          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  96
   Add (deduct) adjustments to net income
      Depreciation and amortization                              54
      Deferred income taxes                                      35
      Changes in working capital:
          Accounts receivable                                   (75)
          Inventories                                            (7)
          Prepaid expenses and other current assets               1
          Accounts payable                                       85
          Accrued liabilities                                   (11)
          Deferred income and other taxes payable               (12)
                                                              -----
              Net cash provided by operating activities         166
                                                              -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         (81)
                                                              -----
              Net cash used in investing activities             (81)
                                                              -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Net transfers to owner                                       (66)
                                                              -----
              Net cash used in financing activities             (66)
                                                              -----

Net change in cash                                               19
Cash on December 31, 1999                                        13
                                                              -----

Cash on June 30, 2000                                         $  32
                                                              =====


   The accompanying notes are an integral part of these financial statements.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                     Notes to Combined Financial Statements
                            (in millions of dollars)

1. OVERVIEW AND BASIS OF PRESENTATION

   On May 23, 2000, Chevron Corporation (Chevron) and Phillips Petroleum Company (Phillips) signed a Contribution Agreement to form a joint venture, Chevron Phillips Chemical Company LLC (the Venture), to combine certain chemical operations of Chevron and Phillips effective July 1, 2000.

   These financial statements include the operating results and cash flows of the businesses of Chevron (the Business) that were contributed to the joint venture. The results of operations include revenues and costs directly attributable to the Business, including costs for certain functions and services performed by centralized Chevron organizations and charged to the Business. Also included are allocations of certain Chevron corporate expenses in such areas as legal, accounting, employee benefits, real estate, insurance, information technology, treasury and other corporate and infra-structure costs. The expense allocations were determined on bases that the Business considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Business. Principle allocation methods included proportionate allocation on the basis of assets, usage, revenues and employees. However, the financial information included herein may not reflect the operating results and cash flows of the Business in the future or what would have resulted if the Business had operated as a separate, stand-alone entity during the periods presented.

   The accompanying combined financial statements of Chevron Chemical Company C Chem Business have not been audited by independent accountants. In the opinion of the Business' management, the interim data included all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature.

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

2. ENVIRONMENTAL LIABILITIES

   Environmental expenditures that related to current ongoing operations or to conditions caused by past operations were expensed. Expenditures that created future benefits or contributed to future revenue generation were capitalized.

   Liabilities related to future remediation costs were recorded when environmental assessments and/or cleanups were probable and the costs could be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals were generally based on the Business' commitment to a formal plan of action, such as an approved remediation plan or the sale or disposal of an asset.

   The Business recorded the gross amount of its liability based on its best estimate of future costs using available technology at that time and applying regulations in effect at that time as well as the Business' own internal environmental policies. Future amounts were not discounted. Recoveries or reimbursements were recorded as an asset when receipt was reasonably ensured.

3. SEGMENT DATA

   The Business' primary country of operation was the United States. The Business operated in one segment, the manufacture and marketing of commodity petrochemicals and plastics.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
               Notes to Combined Financial Statements (continued)
                            (in millions of dollars)


4. EQUITY INVESTMENT DATA

   The Business owned a 50% interest in a joint venture, Saudi Chevron Petrochemical Company (SCPC), which began operations in late 1999.

   Summarized financial information of SCPC is presented below. The Business' 50% share of the net loss of SCPC is included in operating expenses.


                                  June 30, 2000
                                  -------------

   Current assets                     $  70
   Non current assets                   616
   Current liabilities                   75
   Non current liabilities              453


                         Periods ended June 30, 2000
                       -------------------------------
                       Three months         Six months
                       ------------         ----------

   Net revenues            $ 43                $ 93
   Net loss                   5                   5

5. INVENTORIES

   The Business reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior periods. The effect of this reduction was to increase net income by approximately $6 million for the six month period ended June 30, 2000.

6. EMPLOYEE TERMINATION BENEFITS

   The Business recorded before-tax charges to income of $8 million in 1999 for employee termination benefits as part of a Chevron corporatewide staff reduction program. The charge included severance and other termination benefits of $14 million for 200 US-based employees. These charges were offset partly by $6 million of restructuring-related net pension settlement/curtailment gains for payments made to terminated employees. All amounts were paid by June 30, 2000.

7. COMMITMENTS AND CONTINGENCIES

   In the ordinary course of business, the Business was subject to various laws and regulations. In the opinion of management, compliance with laws and regulations existing at that time would not materially affect the financial position or results of operations of the Business. There were certain pending legal actions which arose in the ordinary course of business with respect to the assets and operations of the Business. Management believed that the ultimate disposition of these actions, either individually or in the aggregate, would not have a material, adverse effect on the financial position, cash flows or results of operations of the Business.

   The Business was also subject to various environmental laws and regulations and incurred costs for preventive and corrective actions at facilities and waste disposal sites. Those environmental costs of operations and remediation activities were accrued on a basis consistent with accounting for contingencies as stipulated in FAS 5. The Business may have been obligated to take remedial action as a result of the enactment of laws or the issuance of new regulations or to correct the effects on the environment of disposal practices or release of chemical substances. Expensed environmental costs and related accruals at June 30, 2000 were not significant.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with Chevron Phillips Chemical Company LLC's, Phillips Petroleum Company's Chemicals Business' and Chevron Chemical Company C Chem Business' financial statements and notes preceding this discussion, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in CPChem's SEC Form S-4, as amended, dated May 10, 2001.

OVERVIEW

CPChem was formed July 1, 2000. As such, the following discussion regarding results of operations are in relation to conditions that existed in the chemical industry during the three and six month periods of 2000, as evidenced by the results of operations of Phillips Petroleum Company's Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form CPChem) as presented in Part I, Item 1 - Financial Statements. The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of CPChem, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the periods presented.

RESULTS OF OPERATIONS

Selected data of CPChem follows:


                                                           Periods ended June 30, 2001
                                                           ---------------------------
                                                           Three months     Six months
                                                           ------------     ----------
Income (loss) before interest & taxes (millions)
-------------------------------------
     Olefins and Polyolefins                                  $    23        $   (31)
     Aromatics                                                    (52)           (97)
     Specialty Chemicals and Plastics                              94            109
     Corporate and Other                                           (7)           (10)
                                                              -------        -------
     Total                                                    $    58        $   (29)
                                                              =======        =======

Special items benefits (charges) (millions)
--------------------------------
     Olefins and Polyolefins                                  $   (10)       $   (21)
     Aromatics                                                     (1)            (6)
     Specialty Chemicals and Plastics                              92             92
     Corporate and Other                                           --             (1)
                                                              -------        -------
     Total                                                    $    81        $    64
                                                              =======        =======

Production (millions of pounds)*
----------
     Ethylene                                                   1,656          3,312
     Polyethylene                                                 994          1,953
     Styrene                                                      169            386
     Normal alpha olefins                                         250            511

----------
* Excludes production of equity investments

Income before interest and taxes for the second quarter was $58 million, which included net non-recurring benefits of $81 million, also referred to as "special items." These special items consisted primarily of a $118 million benefit, recorded as Other Income, in connection with the June 2001 settlement of a business interruption insurance claim associated with the March 27, 2000 incident at CPChem's (formerly Phillips') Houston Chemical Complex K-Resin(R) styrene-butadiene copolymer plant. Loss before interest and taxes for the first six months of 2001 totaled $29 million, including a net benefit for special items totaling $64 million.

Net income for the second quarter of 2001 was $30 million and net loss for the first half was $88 million. The continued overall slowdown of the U.S. economy resulted in reduced demand and excess capacity in the chemicals industry, negatively impacting margins.

Olefins and Polyolefins - Excluding special items, income before interest and taxes totaled $33 million for the quarter ended June 30, 2001. Loss before interest and taxes for the first half of 2001, excluding special items, totaled $10 million. Ethylene revenues were lower on reduced sales volumes. Production volumes were lower as some units were temporarily shut down and production rates at others were reduced for inventory control. Ethylene margins showed improvement during the second quarter of 2001 as energy costs began to decline. Polyethylene profit margins for the first half of 2001 remained low, but also showed improvement during the second quarter. Higher feedstock and energy costs during the year were only partially offset by higher sales prices.

Aromatics - Sales volumes for styrene were lower in 2001, largely attributed to the slowing of the U.S. economy. In addition, styrene production was lower due to a planned turnaround, and a column fire and collapse at the St. James facility in February 2001. Higher feedstock and fuel costs, reduced demand, as well as industry overcapacity, reduced profit margins.

In an effort to improve financial performance, production of gasoline at the Puerto Rico facility ceased in March 2001 and the motor fuels reformer was permanently shut down. In addition, the other production units at the facility were temporarily shut down for economic reasons and plant modifications. As a result, headcount at the facility was reduced by approximately 45 employees.

Specialty Chemicals and Plastics - Excluding special items, income before interest and taxes totaled $2 million for the quarter ended June 30, 2001 and $17 million for the first half of the year. Special items were comprised primarily of the settlement of the K-Resin(R) business interruption insurance claim and other related charges. Sales and production of normal alpha olefins for the 2001 periods were higher, but feedstock and fuel prices kept profit margins low. The K-Resin(R) facility at the Houston Chemical Complex remains shut down. It is currently estimated that the plant will begin a phased-in start-up in the fourth quarter of 2001 and be fully operational in the second quarter of 2002.

OUTLOOK

The overall decline in the chemicals industry that began in the second half of 2000 and the weakened U.S. economy have continued to negatively impact CPChem in 2001, resulting in excess capacity in most business lines, reduced product demand and lower margins. In addition, a strong dollar, which negatively affects exports, along with higher fuel and feedstock costs, have also made conditions difficult. While feedstock and natural gas prices have declined somewhat, they are still at higher-than-anticipated levels. CPChem expects these conditions will continue to be a challenge through the remainder of the year.

For its existing operations, CPChem expects to achieve in excess of $200 million of net recurring merger synergies and cost savings in 2001, surpassing the previous estimate of $150 million announced when CPChem was formed. Approximately $110 million of these synergies and cost savings have been captured in the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances remained steady at year-end levels. Net cash provided by operating activities and the issuances of debt were offset by capital expenditures and the reductions of commercial paper obligations and notes payable to Chevron.

Operating Activities

Cash provided by operating activities totaled $8 million during the first half of 2001. The $126 million increase in operating working capital was largely due to a reduction in accounts payable and the recording of the receivable for the business interruption insurance claim settlement, partially offset by lower inventory. Other operating cash flow activity was comprised of a decrease in other assets and an increase in other non-current liabilities.

Investing Activities

Capital expenditures totaled $130 million for the first six months of 2001. Approximately $58 million was invested in Olefins and Polyolefins, $29 million in Aromatics, $33 million in Specialty Chemicals and Plastics, and the remaining $10 million in corporate-level expenditures. CPChem has a budget of $330 million for capital projects in 2001. In addition, CPChem expects to advance Qatar Chemical Company Ltd. (Q-Chem), a CPChem equity investment, approximately $80 million in the fourth quarter of 2001 for the construction of the Qatar complex.

CPChem announced several strategic initiatives during the second quarter of 2001. CPChem began a modernization of its styrene monomer plant in St. James, Louisiana, which will increase plant capacity by approximately 22% when completed in the summer of 2002. Also under way is the construction of a 700 million-pound-per-year, high-density polyethylene plant at the Baytown, Texas facility, scheduled for start-up in the fourth quarter of 2002. CPChem and Solvay Polymers, Inc. will each own 50% of the plant. In addition, CPChem and Qatar Petroleum of Qatar signed a joint venture agreement for the development of a second world-scale petrochemical project in the State of Qatar, scheduled for completion in 2006.

Financing Activities

On February 14, 2001, CPChem borrowed an additional $50 million from Chevron. The outstanding notes payable to Chevron, totaling $100 million, were repaid on March 19, 2001 with proceeds from the issuance of the private placement notes described below, and the credit agreement with Chevron was terminated.

On March 19, 2001, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. Proceeds from this debt issuance were used to repay the notes payable to Chevron, to retire a portion of outstanding commercial paper obligations and for general corporate purposes.

In May 2001, CPChem entered into a 364-day, trade receivables securitization agreement that allows CPChem to borrow up to $300 million. Proceeds from the initial borrowing were used to reduce outstanding commercial paper obligations. At June 30, 2001, $205 million of borrowings were outstanding under the agreement.

CPChem's $900 million 364-day revolving credit agreement expired on July 2, 2001 and was replaced by a $700 million 364-day credit agreement, with substantially the same terms as the expired agreement.

See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussions related to the aforementioned debt issuance and trade receivables securitization and revolving credit agreements.

In accordance with the agreements under which CPChem received a cash advance from Phillips in 2000, $19 million of the advance was classified as capital contributions during the first half of 2001. The remaining advance payable totaled $16 million at June 30, 2001.

OTHER

Foreign Currency Risk. Internationally, CPChem operates facilities in six foreign countries, resulting in transactions denominated in various currencies. As such, CPChem is exposed to foreign currency risk to the extent there are fluctuations in the exchange rates of local currencies in those countries against the U.S. dollar and other foreign currencies. The potential foreign currency transaction gain or loss from a hypothetical 10% change in the exchange rates of those local currencies against the U.S. dollar at December 31, 2000 was approximately $6 million in the aggregate.

Interest Rate Risk. Included in long-term debt are commercial paper obligations. As CPChem's commercial paper obligations have maturities of 90 days or less and are generally reissued upon maturity, this debt is considered variable-rate based. A hypothetical 100 basis point change (a one percentage point change) in the weighted average interest rate for the $1.784 billion of commercial paper obligations outstanding at December 31, 2000 would impact interest expense by approximately $18 million annually.

Contingencies. See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

           CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the federal securities laws. Such statements can generally be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar importance. Where CPChem expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. economy, results of financing efforts and overall financial market conditions. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section. CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other" for a discussion.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On July 18, 2001, Martin R. Klitten, who announced his retirement from Chevron Corporation, tendered his resignation as a Class C director of CPChem, effective July 31, 2001. Chevron has elected Patricia E. Yarrington to replace Mr. Klitten on the Board of Directors of CPChem. The election of Ms. Yarrington and the resignation of Mr. Klitten maintains the total number of directors at six.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  4.1 First Amendment to Amended and Restated Three-Year Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Bank of America, N.A., The Chase Manhattan Bank, ABM AMRO Bank, N.V., National Westminster Bank Plc., and certain lenders from time to time parties thereto, dated as of July 2, 2001.

                  4.2 364-Day Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Bank of America, N.A., The Chase Manhattan Bank, ABN AMRO Bank N.V., The Royal Bank of Scotland, Barclays Bank Plc, and the several lenders from time to time parties thereto, dated as of July 2, 2001.

                  10.1 Letter Agreement dated July 5, 2001, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC.

         (b)   Reports on Form 8-K  -  none



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHEVRON PHILLIPS CHEMICAL COMPANY LLC


Date:  August 9, 2001                           /s/ Greg G. Maxwell
                                          -------------------------------------
                                                    Greg G. Maxwell
                                              Vice President and Controller
                                                (Chief Accounting Officer)

                                 EXHIBIT INDEX



       EXHIBIT
        NUMBER                    DESCRIPTION
        ------                    -----------
         4.1      First Amendment to Amended and Restated Three-Year Credit
                  Agreement among Chevron Phillips Chemical Company LLC and
                  Chevron Phillips Chemical Company LP, as Borrowers, and Bank
                  of America, N.A., The Chase Manhattan Bank, ABM AMRO Bank,
                  N.V., National Westminster Bank Plc., and certain lenders from time to time parties thereto, dated as of July 2, 2001.

         4.2      364-Day Credit Agreement among Chevron Phillips Chemical
                  Company LLC and Chevron Phillips Chemical Company LP, as
                  Borrowers, and Bank of America, N.A., The Chase Manhattan
                  Bank, ABN AMRO Bank N.V., The Royal Bank of Scotland, Barclays
                  Bank Plc, and the several lenders from time to time parties thereto, dated as of July 2, 2001.

         10.1     Letter Agreement dated July 5, 2001, amending the Contribution
                  Agreement, dated May 23, 2000, between Chevron Corporation,
                  Phillips Petroleum Company and Chevron Phillips Chemical
                  Company LLC.