Form 10-Q
period 2001-09-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2001-11-07
CIK 1127399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO ________


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

                                 Yes X       No

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                                      Index



                                                                       PAGE
      Part I. Financial Information (Unaudited)


              CHEVRON PHILLIPS CHEMICAL COMPANY LLC

                 Condensed Consolidated Statement of Operations
                   for the three and nine months ended
                   September 30, 2001, the three months ended
                   September 30, 2000 and the period July 1, 2000
                   (inception) through September 30, 2000                 3

                 Condensed Consolidated Balance Sheet
                   at September 30, 2001 and December 31, 2000            4

                 Condensed Consolidated Statement of Cash Flows
                   for the nine months ended September 30, 2001
                   and the period July 1, 2000 (inception)
                   through September 30, 2000                             5

                 Notes to Condensed Consolidated Financial Statements     6


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

              PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS

                 Combined Statement of Income for the six months
                   ended June 30, 2000                                   18

                 Combined Statement of Cash Flows for the six
                   months ended June 30, 2000                            19

                 Notes to Combined Financial Statements                  20


              CHEVRON CHEMICAL COMPANY C CHEM BUSINESS

                 Combined Statement of Income for the six
                   months ended June 30, 2000                            23

                 Combined Statement of Cash Flows for the
                   six months ended June 30, 2000                        24

                 Notes to Combined Financial Statements                  25



              CHEVRON PHILLIPS CHEMICAL COMPANY LLC

                 Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         27

                 Quantitative and Qualitative Disclosures
                   about Market Risk                                     32



      Part II. Other Information                                         32

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                                Three months                 Nine months        July 1, 2000
                                                                    ended                       ended        (inception) through
                                                                 September 30,               September 30,      September 30,
MILLIONS                                                    2001              2000              2001                 2000
--------                                                 -----------------------------      ---------------  --------------------
Revenue
     Net sales                                            $ 1,367           $ 1,785           $ 4,713              $ 1,785
     Equity in income (loss) of affiliates                     (5)                1               (11)                   1
     Other income                                              12                23               191                   23
                                                          -------           -------           -------              -------
           Total revenue                                    1,374             1,809             4,893                1,809
                                                          -------           -------           -------              -------

Costs and Expenses
     Cost of goods sold                                     1,355             1,596             4,557                1,596
     Selling, general and administrative                       60               134               378                  134
     Asset impairments                                         42                --                42                   --
     Research and development                                  18                13                46                   13
                                                          -------           -------           -------              -------
           Total costs and expenses                         1,475             1,743             5,023                1,743
                                                          -------           -------           -------              -------

Income (Loss) Before
  Interest and Taxes                                         (101)               66              (130)                  66

     Interest income                                            2                 4                 7                    4
     Interest expense                                         (23)              (32)              (84)                 (32)
                                                          -------           -------           -------              -------

Income (Loss) Before Taxes                                   (122)               38              (207)                  38

     Income tax benefit (expense)                             (45)                9               (48)                   9
                                                          -------           -------           -------              -------

Net Income (Loss)                                         $  (167)          $    47           $  (255)             $    47
                                                          =======           =======           =======              =======


            See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                ASSETS

                                                              September 30,     December 31,
MILLIONS                                                          2001              2000
--------                                                     ---------------   --------------
Current assets
    Cash and cash equivalents                                    $   101          $   156
    Accounts receivable                                              947            1,011
    Inventories                                                      642              878
    Other current assets                                              31               20
                                                                 -------          -------
        Total current assets                                       1,721            2,065

Property, plant and equipment, net                                 4,073            4,129
Investment in affiliates                                             301              336
Other assets and deferred charges                                     73              143
                                                                 -------          -------

Total Assets                                                     $ 6,168          $ 6,673
                                                                 =======          =======



                   LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
   Accounts payable                                              $   497          $   795
   Accrued income and other taxes                                     57               43
   Secured borrowings                                                220               --
   Note payable to member                                             --               50
   Other current liabilities                                         110               22
                                                                 -------          -------
       Total current liabilities                                     884              910

Long-term debt                                                     1,541            1,784
Other liabilities and deferred credits                               156              136
                                                                 -------          -------

       Total liabilities                                           2,581            2,830

Members' capital                                                   3,597            3,849
Accumulated other comprehensive loss                                 (10)              (6)
                                                                 -------          -------

Total Liabilities and Members' Capital                           $ 6,168          $ 6,673
                                                                 =======          =======


            See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                              Nine months            July 1, 2000
                                                                                 ended           (inception) through
                                                                              September 30,          September 30,
                                                                                  2001                   2000
                                                                            ----------------     ---------------------
MILLIONS
--------
Cash Flows From Operating Activities
   Net income (loss)                                                            $  (255)               $    47
   Adjustments to reconcile net income (loss) to
     net cash flows provided by operating activities
       Depreciation, amortization and retirements                                   211                     72
       Asset impairments                                                             42                     --
       Deferred income taxes                                                         44                     (9)
       Undistributed equity in losses (earnings)
         of affiliates, net                                                          13                     (1)
       Changes in operating working capital                                          94                     38
       Other operating cash flow activity                                            71                     (9)
                                                                                -------                -------
            Net cash provided by operating activities                               220                    138
                                                                                -------                -------

Cash Flows From Investing Activities
   Capital expenditures                                                            (200)                   (45)
   Decrease in investments                                                           19                     --
   Other                                                                              1                     --
                                                                                -------                -------
            Net cash flows used in investing activities                            (180)                   (45)
                                                                                -------                -------

Cash Flows From Financing Activities
   Increase (decrease) in commercial paper, net                                    (747)                 1,748
   Proceeds from the issuance of other long-term debt                               509                     --
   Increase in secured borrowings, net                                              220                     --
   Decrease in note payable to member, net                                          (50)                    --
   Advance from member                                                               --                     70
   Contributions from members                                                         6                     --
   Distributions to members                                                         (20)                (1,670)
   Post-closing adjustments to members                                              (13)                   (75)
                                                                                -------                -------
            Net cash flows provided by (used in)
              financing activities                                                  (95)                    73
                                                                                -------                -------

Net Increase (Decrease) in Cash and Cash Equivalents                                (55)                   166
Cash and Cash Equivalents at Beginning of Period                                    156                     75
                                                                                -------                -------

Cash and Cash Equivalents at End of Period                                      $   101                $   241
                                                                                =======                =======


            See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1.  General Information

         On July 1, 2000 Chevron Corporation (Chevron) and Phillips Petroleum Company (Phillips) combined their worldwide chemicals and plastics businesses, excluding Chevron's Oronite additives business, into a new company, Chevron Phillips Chemical Company LLC. The company, through its subsidiaries, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron merged with Texaco Inc. on October 9, 2001 to form ChevronTexaco Corporation. Chevron Phillips Chemical Company LLC is a limited liability company formed under Delaware law, owned 50% each by ChevronTexaco Corporation and Phillips.

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

Note 2.  New Accounting Pronouncements

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was implemented effective January 1, 2001. Implementation of this standard had no material effect on consolidated results of operations, financial position or liquidity, as CPChem generally does not use derivative instruments.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets. This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable. That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated. The liability is adjusted each year for accretion, with a charge to the statement of operations. SFAS No. 143 will become effective for CPChem beginning January 1, 2003. CPChem is currently reviewing the new standard to determine what impact, if any, that implementation of this standard will have on consolidated results of operations and financial position.

Note 3.  Comprehensive Income (Loss)


                                                           Three months              Nine months        July 1, 2000
                                                               ended                    ended       (inception) through
                                                           September 30,             September 30,       September 30,
MILLIONS                                               2001             2000            2001                 2000
--------                                             -------------------------      --------------  --------------------
Net income (loss)                                     $ (167)          $ 47            $ (255)              $ 47
Foreign currency translation adjustments                   9             (9)               (4)                (9)
                                                      ------           -----           ------               ----
Comprehensive income (loss)                           $ (158)          $ 38            $ (259)              $ 38
                                                      ======           =====           ======               ====

Note 4.  Asset Impairment

         CPChem recorded before-tax asset impairment charges related to the Puerto Rico Core facility totaling $42 million in the third quarter of 2001 as a result of the outlook for future margin conditions. The Puerto Rico Core facility is part of CPChem's Aromatics segment. Discounted net cash flows were used to determine the fair value of the facility.

Note 5.  Income Taxes

         CPChem is treated as a flow-through entity for U.S. income tax purposes whereby each member is taxable on its respective share of income and losses. However, CPChem and its subsidiaries are directly liable for U.S. and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.

         In the third quarter of 2001, CPChem increased its valuation allowance related to Puerto Rico Core's deferred tax assets by $44 million. The increase in the valuation allowance, charged to income tax expense, was necessitated, in part, by the Phillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of pre-merger Puerto Rico Core net operating losses. The valuation allowance was also increased as a result of a change in the outlook for future margin conditions. Deferred tax assets related to Puerto Rico Core are now fully offset by valuation allowances.

Note 6.  Investments

         Aggregate summarized financial information for Phillips Sumika Polypropylene Company, a significant investment as defined by the SEC that is accounted for using the equity method of accounting, follows:

                                         Three months             Nine months            July 1, 2000
                                            ended                    ended            (inception) through
                                         September 30,            September 30,           September 30,
MILLIONS                               2001        2000               2001                    2000
--------                             -------------------       ------------------    ----------------------
Revenues                              $ 44        $  64              $ 142                   $  64
Loss before income taxes                (8)         (10)               (29)                    (10)
Net loss                                (8)         (10)               (29)                    (10)


         Aggregate summarized financial information for all other investments accounted for using the equity method of accounting follows:


                                                Three months              Nine months            July 1, 2000
                                                   ended                     ended           (inception) through
                                                September 30,             September 30,          September 30,
MILLIONS                                      2001         2000               2001                   2000
--------                                    ---------------------       -----------------    ---------------------
Revenues                                     $ 145        $ 208              $ 478                   $ 208
Income (loss) before income taxes               (2)          25                 (1)                     25
Net income (loss)                               (3)          24                 (5)                     24


Note 7.  Notes Payable and Long-Term Debt

         Long-term debt, net of applicable debt discounts, as shown on the condensed consolidated balance sheet follows:


                                           September 30,       December 31,
         MILLIONS                              2001               2000
         --------                         ---------------    ---------------
         Commercial paper                     $ 1,032            $ 1,784
         7% notes due 2011                        497                  -
         Other                                     12                  -
                                              -------            -------
         Total                                $ 1,541            $ 1,784
                                              =======            =======


         On February 14, 2001, CPChem borrowed an additional $50 million from Chevron. The outstanding notes payable to Chevron, totaling $100 million, were repaid on March 19, 2001 with proceeds from the issuance of the private placement notes described below, and the credit agreement with Chevron was terminated.

         On March 19, 2001, Chevron Phillips Chemical Company LLC (the "LLC") and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP (the "LP"), jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. The notes are due in March 2011 and interest is payable semiannually, with the first interest payment paid on September 15, 2001. The notes contain certain covenants such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations that CPChem does not consider to be restrictive to normal operations. Proceeds from this debt issuance were used to repay the notes payable to Chevron, to retire a portion of outstanding commercial paper obligations and for general corporate purposes. The LLC and the LP subsequently filed a joint registration statement on Form S-4 with the SEC, as amended and declared effective May 10, 2001, to register exchange notes that have terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable. Substantially all of the holders of the private placement notes have tendered their notes for the registered exchange notes.

         In May 2001, CPChem entered into a 364-day trade receivables securitization agreement. The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding. As collections of those trade receivables are made by CPChem, borrowings under the agreement are reduced or security interests in new trade receivables are granted. Proceeds from the initial borrowing were used to reduce outstanding commercial paper obligations. At September 30, 2001, $220 million of borrowings, classified as short-term, were outstanding under the trade receivables securitization agreement, secured by $357 million of trade receivables.

         CPChem's $900 million 364-day revolving credit agreement expired on July 2, 2001 and was replaced by a $700 million 364-day credit agreement, with substantially the same terms as the expired agreement. The new agreement expires on July 1, 2002 and provides that CPChem may, at its option, extend the date for repayment of any borrowings outstanding on July 1, 2002 by one year. CPChem continues to maintain the $900 million three-year credit agreement that expires on July 2, 2003. Both facilities are used to support the commercial paper program. At September 30, 2001 and December 31, 2000, there were no borrowings outstanding under the respective credit agreements.

Note 8.  Contingencies

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

         As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required, and the determination of CPChem's liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

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

Note 9.  Employee Benefit Plans

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

Note 10. Segment Information

         Financial information by segment for the periods presented on the condensed consolidated financial statements follows:


                                                                                   SPECIALTY       CORPORATE,
                                                     OLEFINS &                     CHEMICALS        OTHER &
MILLIONS                                            POLYOLEFINS      AROMATICS     & PLASTICS    ELIMINATIONS     TOTAL
--------                                           -------------   ------------  -------------  --------------  ----------
THREE MONTHS ENDED SEPT. 30, 2001
Net sales - external                                  $   778        $   316        $   273       $    --        $ 1,367
Net sales - inter-segment                                  99             62              7          (168)            --
Income (loss) before interest & taxes                     (32)           (70)             6            (5)          (101)

THREE MONTHS ENDED SEPT. 30, 2000
Net sales - external                                    1,009            516            260            --          1,785
Net sales - inter-segment                                 119             62              6          (187)            --
Income (loss) before interest & taxes                      76             (9)            13           (14)            66

NINE MONTHS ENDED SEPT. 30, 2001
Net sales - external                                    2,766          1,112            835            --          4,713
Net sales - inter-segment                                 337            212             23          (572)            --
Income (loss) before interest & taxes                     (63)          (167)           115           (15)          (130)

JULY 1, 2000 (INCEPTION) THROUGH SEPT. 30, 2000
Net sales - external                                    1,009            516            260            --          1,785
Net sales - inter-segment                                 119             62              6          (187)            --
Income (loss) before interest & taxes                      76             (9)            13           (14)            66


Total assets - SEPTEMBER 30, 2001                       3,381          1,120          1,481           186          6,168
Total assets - DECEMBER 31, 2000                        3,568          1,355          1,529           221          6,673



Note 11. Business Interruption Insurance Settlement

         In June 2001, agreement was reached among Phillips and various insurers to settle the business interruption insurance claim associated with the March 27, 2000 incident at CPChem's (formerly Phillips') Houston Chemical Complex K-Resin(R) styrene-butadiene copolymer plant. After adjusting for previously accrued claims, CPChem recognized $118 million as Other Income in June 2001 as a special item in connection with the settlement. Proceeds from the settlement were received in the second and third quarters of 2001.

Note 12. Condensed Consolidating Financial Statements

         Condensed consolidating financial statements follow. This information is presented in accordance with the applicable rules and regulations prescribed by the SEC related to the debt jointly issued by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP. The LLC is the non-operating parent holding company. The LP is the primary U.S. operating company. "Other Entities" is principally comprised of foreign operations and the holding companies that have direct ownership of the LP. These condensed consolidating financial statements were prepared using the equity method of accounting for investments.


                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2001
                                   (Unaudited)

                                                                                     OTHER
MILLIONS                                                LLC             LP          ENTITIES       ELIMINATIONS       TOTAL
--------                                            ----------      ----------     -----------    --------------   -----------
Revenue
    Net sales                                        $   --           $ 1,236         $  185         $ (54)          $ 1,367
    Equity in income (loss) of affiliates              (149)               18            (73)          199                (5)
    Other income                                         --                22             48           (58)               12
                                                     ------           -------         ------         -----           -------
           Total revenue                               (149)            1,276            160            87             1,374
                                                     ------           -------         ------         -----           -------

Costs and Expenses
    Cost of goods sold                                   --             1,182            222           (49)            1,355
    Selling, general and administrative                  --               146            (23)          (63)               60
    Asset impairments                                    --                --             42            --                42
    Research and development                             --                18             --            --                18
                                                     ------           -------         ------         -----           -------
           Total costs and expenses                      --             1,346            241          (112)            1,475
                                                     ------           -------         ------         -----           -------

Loss Before Interest and Taxes                         (149)              (70)           (81)          199              (101)

    Interest income                                       2                 1              1            (2)                2
    Interest expense                                    (20)               (2)            (3)            2               (23)
                                                     ------           -------         ------         -----           -------

Loss Before Taxes                                      (167)              (71)           (83)          199              (122)

    Income taxes                                         --                (1)           (44)           --               (45)
                                                     ------           -------         ------         -----           -------

Net Loss                                             $ (167)          $   (72)        $ (127)        $ 199           $  (167)
                                                     ======           =======         ======         =====           =======

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


                                                                                    OTHER
MILLIONS                                               LLC             LP          ENTITIES     ELIMINATIONS      TOTAL
--------                                            ---------     -----------   ------------   --------------   ----------
Revenue
    Net sales                                        $   --         $ 4,549         $  911         $ (747)        $ 4,713
    Equity in income (loss) of affiliates              (178)              7           (161)           321             (11)
    Other income                                         --             189             87            (85)            191
                                                     ------         -------         ------         ------         -------
           Total revenue                               (178)          4,745            837           (511)          4,893
                                                     ------         -------         ------         ------         -------

Costs and Expenses
    Cost of goods sold                                   --           4,427            872           (742)          4,557
    Selling, general and administrative                  --             436             32            (90)            378
    Asset impairments                                    --              --             42             --              42
    Research and development                             --              46             --             --              46
                                                     ------         -------         ------         ------         -------
           Total costs and expenses                      --           4,909            946           (832)          5,023
                                                     ------         -------         ------         ------         -------

Loss Before Interest and Taxes                         (178)           (164)          (109)           321            (130)

    Interest income                                       2               3              4             (2)              7
    Interest expense                                    (79)             (3)            (4)             2             (84)
                                                     ------         -------         ------         ------         -------

Loss Before Taxes                                      (255)           (164)          (109)           321            (207)

    Income taxes                                         --              (1)           (47)            --             (48)
                                                     ------         -------         ------         ------         -------

Net Loss                                             $ (255)        $  (165)        $ (156)        $  321         $  (255)
                                                     ======         =======         ======         ======         =======

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2000
                                       and
               July 1, 2000 (Inception) through September 30, 2000
                                   (Unaudited)

                                                                                  OTHER
MILLIONS                                               LLC            LP         ENTITIES     ELIMINATIONS      TOTAL
--------                                           ----------    -----------   -----------   --------------  -----------
Revenue
    Net sales                                        $  --         $ 1,787         $ 492        $ (494)        $ 1,785
    Equity in income (loss) of affiliates               79              (5)           44          (117)              1
    Other income                                        --              20            12            (9)             23
                                                     -----         -------         -----        ------         -------
           Total revenue                                79           1,802           548          (620)          1,809
                                                     -----         -------         -----        ------         -------

Costs and Expenses
    Cost of goods sold                                  --           1,637           454          (495)          1,596
    Selling, general and administrative                 --             116            26            (8)            134
    Research and development                            --              13            --            --              13
                                                     -----         -------         -----        ------         -------
           Total costs and expenses                     --           1,766           480          (503)          1,743
                                                     -----         -------         -----        ------         -------

Income Before Interest and Taxes                        79              36            68          (117)             66

    Interest income                                     --               2             2            --               4
    Interest expense                                   (32)             --            --            --             (32)
                                                     -----         -------         -----        ------         -------

Income Before Taxes                                     47              38            70          (117)             38

    Income tax benefit                                  --              --             9            --               9
                                                     -----         -------         -----        ------         -------

Net Income                                           $  47         $    38         $  79        $ (117)        $    47
                                                     =====         =======         =====        ======         =======

                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                                                                 OTHER
MILLIONS                                             LLC             LP         ENTITIES       ELIMINATIONS         TOTAL
--------                                          ----------      ---------    ----------     --------------     -----------
Current assets
    Cash and cash equivalents                      $     4        $    46        $    51         $      --         $   101
    Accounts receivable                                 28          1,078            573              (732)            947
    Inventories                                         --            532            110                --             642
    Other current assets                                --             24              7                --              31
                                                   -------        -------        -------         ---------         -------
        Total current assets                            32          1,680            741              (732)          1,721

Property, plant and equipment, net                      --          3,761            312                --           4,073
Investment in affiliates                             5,588            116          5,040           (10,443)            301
Other assets and deferred charges                        5             47             21                --              73
                                                   -------        -------        -------         ---------         -------

Total Assets                                       $ 5,625        $ 5,604        $ 6,114         $ (11,175)        $ 6,168
                                                   =======        =======        =======         =========         =======

Current liabilities
   Accounts payable                                $   492        $   508        $   229         $    (732)        $   497
   Secured borrowings                                   --             --            220                --             220
   Other current liabilities                             1            146             20                --             167
                                                   -------        -------        -------         ---------         -------
       Total current liabilities                       493            654            469              (732)            884

Long-term debt                                       1,529             12             --                --           1,541
Other liabilities and deferred credits                   6            138             12                --             156
                                                   -------        -------        -------         ---------         -------

       Total liabilities                             2,028            804            481              (732)          2,581

Members' capital                                     3,597          4,800          5,643           (10,443)          3,597
Accumulated other comprehensive loss                    --             --            (10)               --             (10)
                                                   -------        -------        -------         ---------         -------

Total Liabilities and Members' Capital             $ 5,625        $ 5,604        $ 6,114         $ (11,175)        $ 6,168
                                                   =======        =======        =======         =========         =======

                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                   (Unaudited)

                                                                                 OTHER
MILLIONS                                              LLC            LP         ENTITIES       ELIMINATIONS         TOTAL
--------                                          -----------    ----------   -----------    ----------------    -----------
Current assets
    Cash and cash equivalents                      $    --        $    75        $    81         $      --         $   156
    Accounts receivable                                 12          1,017            252              (270)          1,011
    Inventories                                         --            736            142                --             878
    Other current assets                                 1             15              4                --              20
                                                   -------        -------        -------         ---------         -------
        Total current assets                            13          1,843            479              (270)          2,065

Property, plant and equipment, net                      --          3,464            665                --           4,129
Investment in affiliates                             5,776             76          4,802           (10,318)            336
Other assets and deferred charges                        1             81             61                --             143
                                                   -------        -------        -------         ---------         -------

Total Assets                                       $ 5,790        $ 5,464        $ 6,007         $ (10,588)        $ 6,673
                                                   =======        =======        =======         =========         =======

Current liabilities
   Accounts and notes payable                      $    72        $   774        $   219         $    (270)        $   795
   Note payable to member                               50             --             --                --              50
   Other current liabilities                            --             62              3                --              65
                                                   -------        -------        -------         ---------         -------
       Total current liabilities                       122            836            222              (270)            910

Long-term debt                                       1,784             --             --                --           1,784
Other liabilities and deferred credits                  35             86             15                --             136
                                                   -------        -------        -------         ---------         -------

       Total liabilities                             1,941            922            237              (270)          2,830

Members' capital                                     3,849          4,542          5,776           (10,318)          3,849
Accumulated other comprehensive loss                    --             --             (6)               --              (6)
                                                   -------        -------        -------         ---------         -------

Total Liabilities and Members' Capital             $ 5,790        $ 5,464        $ 6,007         $ (10,588)        $ 6,673
                                                   =======        =======        =======         =========         =======

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                                                              OTHER
MILLIONS                                                            LLC           LP         ENTITIES    ELIMINATIONS      TOTAL
--------                                                         ---------    ---------    -----------  --------------   ---------
Cash Flows From Operating Activities
   Net loss                                                       $ (255)       $ (165)       $ (156)       $  321        $ (255)
   Adjustments to reconcile net loss to net cash
     flows provided by (used in) operating activities
       Depreciation, amortization and retirements                     --           181            30            --           211
       Asset impairments                                              --            --            42            --            42
       Deferred income taxes                                          --            --            44            --            44
       Undistributed equity in losses (earnings)
          of affiliates, net                                         178            (7)          163          (321)           13
       Changes in operating working capital                          414           (55)         (265)           --            94
       Other operating cash flow activity                            144            45          (118)           --            71
                                                                  ------        ------        ------        ------        ------
            Net cash provided by (used in)
              operating activities                                   481            (1)         (260)           --           220
                                                                  ------        ------        ------        ------        ------

Cash Flows From Investing Activities
   Capital expenditures                                               --          (192)           (8)           --          (200)
   Decrease (increase) in investments in affiliates                 (149)           (1)         (133)          302            19
   Other                                                              --            --             1            --             1
                                                                  ------        ------        ------        ------        ------
            Net cash used in operating activities                   (149)         (193)         (140)          302          (180)
                                                                  ------        ------        ------        ------        ------

Cash Flows From Financing Activities
   Decrease in commercial paper, net                                (747)           --            --            --          (747)
   Proceeds from the issuance of other long-term debt                496            13            --            --           509
   Increase in secured borrowings, net                                --            --           220            --           220
   Decrease in notes payable to member, net                          (50)           --            --            --           (50)
   Contributions from parent / members                                 6           152           238          (390)            6
   Distributions to parent / members                                 (20)           --           (88)           88           (20)
   Post-closing adjustments to members                               (13)           --            --            --           (13)
                                                                  ------        ------        ------        ------        ------
            Net cash provided by (used in)
              financing activities                                  (328)          165           370          (302)          (95)
                                                                  ------        ------        ------        ------        ------

Net Increase (Decrease) in Cash and Cash Equivalents                   4           (29)          (30)           --           (55)
Cash and Cash Equivalents at Beginning of Period                      --            75            81            --           156
                                                                  ------        ------        ------        ------        ------

Cash and Cash Equivalents at End of Period                        $    4        $   46        $   51        $   --        $  101
                                                                  ======        ======        ======        ======        ======

                      Chevron Phillips Chemical Company LLC
               Condensed Consolidating Statement of Cash Flows
             July 1, 2000 (Inception) through September 30, 2000
                                   (Unaudited)


                                                                                         OTHER
MILLIONS                                                         LLC           LP       ENTITIES   ELIMINATIONS     TOTAL
--------                                                      ---------     ---------  ----------  -------------  ---------
Cash Flows From Operating Activities
   Net income                                                  $    47       $  38       $  79       $ (117)      $    47
   Adjustments to reconcile net income to net cash
     flows provided by operating activities
       Depreciation, amortization and retirements                   --          59          13           --            72
       Deferred income taxes                                        --          --          (9)          --            (9)
       Undistributed equity in losses (earnings)
         of affiliates, net                                        (79)          5         (44)         117            (1)
       Changes in operating working capital                         43          32         (37)          --            38
       Other operating cash flow activity                           --         (10)          1           --            (9)
                                                               -------       -----       -----       ------       -------
            Net cash provided by operating activities               11         124           3           --           138
                                                               -------       -----       -----       ------       -------

Cash Flows From Investing Activities
   Capital expenditures                                             --         (39)         (6)          --           (45)
   Increase in investments in affiliates                           (83)         --         (66)         149            --
                                                               -------       -----       -----       ------       -------
            Net cash used in investing activities                  (83)        (39)        (72)         149           (45)
                                                               -------       -----       -----       ------       -------

Cash Flows From Financing Activities
   Increase in commercial paper, net                             1,748          --          --           --         1,748
   Advance from member                                              70          --          --           --            70
   Contributions from parent                                        --          66          83         (149)           --
   Distributions to members                                     (1,670)         --          --           --        (1,670)
   Post-closing adjustments to members                             (75)         --          --           --           (75)
                                                               -------       -----       -----       ------       -------
            Net cash provided by financing activities               73          66          83         (149)           73
                                                               -------       -----       -----       ------       -------

Net Increase in Cash and Cash Equivalents                            1         151          14           --           166
Cash and Cash Equivalents at Beginning of Period                    --           3          72           --            75
                                                               -------       -----       -----       ------       -------

Cash and Cash Equivalents at End of Period                     $     1       $ 154       $  86       $   --       $   241
                                                               =======       =====       =====       ======       =======

               PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                         Combined Statement of Income
                 For the Six Month Period ended June 30, 2000
                                   (Unaudited)


      MILLIONS OF DOLLARS
      REVENUES
      Sales and other operating revenues                            $ 2,238
      Equity in earnings of affiliated companies                         33
      Other revenues                                                     17
                                                                    -------
          Total Revenues                                              2,288
                                                                    -------

      COSTS AND EXPENSES
      Purchased products                                              1,620
      Operating expenses                                                313
      Selling, general and administrative expenses                      144
      Depreciation and amortization                                      57
      Taxes other than income taxes                                      20
      Foreign currency transaction losses                                 1
                                                                    -------
          Total Costs and Expenses                                    2,155
                                                                    -------

      Income before income taxes                                        133

      Provision for income taxes                                         49
                                                                    -------

      NET INCOME                                                    $    84
                                                                    =======


    SEE NOTES TO COMBINED FINANCIAL STATEMENTS.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                        Combined Statement of Cash Flows
                  For the Six Month Period ended June 30, 2000
                                   (Unaudited)


        MILLIONS OF DOLLARS

        CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                $  84
        Adjustments to reconcile net income to net
          cash provided by operating activities
              Non-working capital adjustments
                  Depreciation and amortization                      57
                  Deferred taxes                                      7
                  Other                                             (33)
              Working capital adjustments
                  Increase in accounts receivable                   (36)
                  Increase in inventories                           (28)
                  Decrease in prepaid expenses and
                    other current assets                              7
                  Increase in accounts payable                       81
                  Decrease in taxes and other accruals               (7)
                                                                  -----
        Net Cash Provided by Operating Activities                   132
                                                                  -----

        CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                        (41)
        Advances to affiliated companies                            (64)
        Investment purchases                                        (24)
        Proceeds from asset dispositions                              1
        Proceeds from property insurance                             14
                                                                  -----
        Net Cash Used for Investing Activities                     (114)
                                                                  -----

        CASH FLOWS FROM FINANCING ACTIVITIES
        Net cash change in parent company advances                  (18)
                                                                  -----
        Net Cash Used for Financing Activities                      (18)
                                                                  -----


        NET CHANGE IN CASH AND CASH EQUIVALENTS                      --

        Cash and cash equivalents at beginning of
          period                                                     --
                                                                  -----


        Cash and Cash Equivalents at End of Period                $  --
                                                                  =====


     SEE NOTES TO COMBINED FINANCIAL STATEMENTS.

               PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                    Notes to Combined Financial Statements


NOTE 1 - BASIS OF FINANCIAL STATEMENTS AND INTERIM FINANCIAL INFORMATION

These financial statements represent Phillips Petroleum Company's (Phillips or the parent company) worldwide chemicals business and include certain natural gas liquids and pipeline operations (hereinafter collectively referred to as Chemicals). The financial statements are presented as if Chemicals had existed as an entity separate from Phillips during the period presented although Chemicals was not a separate legal entity during that period. References to Chemicals are to "Phillips Petroleum Company, with respect to its chemicals business."

On February 7, 2000, Phillips announced that it had signed a letter of intent to form a 50/50 joint venture with Chevron Corporation (Chevron), combining the two companies' worldwide chemicals businesses, excluding Chevron's Oronite additives business. Definitive agreements were signed on May 23, 2000, and the transaction closed July 1, 2000, forming Chevron Phillips Chemical Company LLC (CPChem).

The financial information for the period presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Chemicals considered necessary for a fair presentation of its combined results of operations and cash flows for such period. All such adjustments are of a normal and recurring nature.

NOTE 2 - COMPREHENSIVE INCOME

Chemicals' comprehensive income follows:


                                                SIX MONTHS ENDED
        MILLIONS OF DOLLARS                       JUNE 30, 2000
        -------------------                     ----------------

        Net income                                     $ 84
        Foreign currency translation
        adjustments                                      (5)
                                                       ----
        Comprehensive income                           $ 79
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

               PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                    Notes to Combined Financial Statements
                                   (continued)


SOLP was accounted for using the equity method and was a significant investment as defined by applicable U.S. Securities and Exchange Commission regulations. Summarized financial information for SOLP follows:

                                             SIX MONTHS ENDED
         MILLIONS OF DOLLARS                   JUNE 30, 2000
         -------------------                 -----------------

         Revenues                                  $ 380
         Income before income taxes                   67
         Net income                                   67

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

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements
                                   (continued)


NOTE 5 - SEGMENT DISCLOSURES

                                                           OPERATING SEGMENTS
                                              --------------------------------------------
MILLIONS OF DOLLARS                                             SPECIALTY
                                               OLEFINS &        CHEMICALS
SIX MONTHS ENDED JUNE 30, 2000                POLYOLEFINS      & PLASTICS       AROMATICS        OTHER      CONSOLIDATED
------------------------------                ------------    --------------   ------------    ---------    -------------
Sales and Other Operating Revenues
   External customers *                         $ 1,600             292             346           --            2,238
                                                =======          ======          ======           ==           ======
Net income (loss)                               $    79              22             (15)          (2)              84
                                                =======          ======          ======           ==           ======


*INCLUDES SALES TO PARENT COMPANY'S NON-CHEMICALS BUSINESSES.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                          Combined Statement of Income
                  For the Six Month Period ended June 30, 2000
                            (in millions of dollars)
                                   (Unaudited)


REVENUE
  Sales and other operating revenues                      $ 1,834
  Other income                                                  2
                                                          -------
      Total revenue and other income                        1,836
                                                          -------

COSTS AND OTHER DEDUCTIONS
  Purchased crude oil and products                          1,130
  Operating expenses                                          387
  Selling, general and administrative expenses                 97
  Depreciation and amortization                                54
  Taxes other than income                                      18
                                                          -------
      Total costs and other deductions                      1,686
                                                          -------

Income before income tax expense                              150

Income tax expense                                             54
                                                          -------

      Net income                                          $    96
                                                          =======



   The accompanying notes are an integral part of these financial statements.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                        Combined Statement of Cash Flows
                  For the Six Month Period ended June 30, 2000
                            (in millions of dollars)
                                   (Unaudited)


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

                   CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                    Notes to Combined Financial Statements
                           (in millions of dollars)

1. OVERVIEW AND BASIS OF PRESENTATION

   On May 23, 2000, Chevron Corporation (Chevron), and Phillips Petroleum Company (Phillips) signed a Contribution Agreement to form a joint venture, Chevron Phillips Chemical Company LLC (the Venture), to combine certain chemical operations of Chevron and Phillips effective July 1, 2000.

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

   The accompanying combined financial statements of Chevron Chemical Company C Chem Business have not been audited by independent accountants. In the opinion of the Business' management, the interim data included all adjustments necessary for a fair statement of the results for the period. These adjustments were of a normal recurring nature.

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


                                                 SIX MONTHS ENDED
                                                   JUNE 30, 2000
                                                 -----------------
                   Net revenues                       $  93
                   Net loss                               5

                                                   JUNE 30, 2000
                                                 -----------------
                   Current assets                     $  70
                   Non current assets                   616
                   Current liabilities                   75
                   Non current liabilities              453

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

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and notes of CPChem, Phillips Petroleum Company's Chemicals Business and Chevron Chemical Company C Chem Business which precede this discussion, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in CPChem's SEC Form S-4, as amended, dated May 10, 2001.

OVERVIEW

CPChem was formed July 1, 2000. As such, the following discussion focuses on CPChem's results of operations for the quarter ended September 30, 2001 compared with the same period in 2000. A similar discussion of the nine month period ended September 30, 2001 compared to the July 1, 2000 (inception) through September 30, 2000 period is generally not relevant due to the different durations of the respective periods. However, readers are encouraged to review the results of operations of Phillips Petroleum Company's Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form CPChem) as presented in Part I, Item 1 - Financial Statements for indications of conditions that existed in the chemical industry during the first six months of 2000. The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of CPChem, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the periods presented.

RESULTS OF OPERATIONS

The continued slowing of the U.S. economy that began in the second half of 2000 has resulted in reduced demand and excess capacity in the chemicals industry, negatively impacting margins and volumes. CPChem's net loss for the third quarter of 2001 was $167 million compared with net income of $47 million for the same period in 2000. The third quarter 2001 net loss included a $42 million asset impairment charge and a $44 million charge for an increase in the valuation allowance for deferred tax assets.

Selected data of CPChem follows:

                                                       Three months             Nine months          July 1, 2000
CONSOLIDATED                                              ended                    ended        (inception) through
                                                       September 30,            September 30,       September 30,
MILLIONS                                          2001             2000             2001                 2000
--------                                        -------------------------       --------------   -------------------
Income (loss) before interest & taxes           $ (101)           $  66            $ (130)              $  66
Less special items                                 (50)*            (15)               14 *               (15)
                                                ------            -----            ------               -----
Income (loss) before interest
  & taxes, as adjusted                          $  (51)           $  81            $ (144)              $  81
                                                ======            =====            ======               =====

----------------
* Excludes a $44 million charge for an increase in the valuation allowance for deferred tax assets.

Loss before interest and taxes for the third quarter of 2001 was $101 million compared with income before interest and taxes of $66 million during the same period in 2000. These results included net non-recurring charges, also referred to as "special items," totaling $50 million in the 2001 quarter and $15 million in the 2000 quarter. Special items in the 2001 period consisted primarily of a $42 million asset impairment charge.

                                                        Three months              Nine months          July 1, 2000
OLEFINS AND POLYOLEFINS                                    ended                     ended         (inception) through
                                                        September 30,             September 30,        September 30,
MILLIONS                                           2001             2000              2001                 2000
--------                                         --------------------------     ----------------   --------------------
Income (loss) before interest & taxes             $ (32)            $ 76             $ (63)               $ 76
Less special items                                   --               (7)              (21)                 (7)
                                                  -----             ----             -----                ----
Income (loss) before interest
  & taxes, as adjusted                            $ (32)            $ 83             $ (42)               $ 83
                                                  =====             ====             =====                ====

Excluding special items, loss before interest and taxes for Olefins and Polyolefins totaled $32 million for the three months ended September 30, 2001 compared with income before interest and taxes of $83 million for the same period in 2000. Ethylene earnings decreased in the 2001 period as a result of lower sales prices and volumes, partially offset by lower feedstock and energy prices. Due to market conditions, production rates were reduced for inventory control. Polyethylene profit margins increased in the 2001 period due to lower ethylene transfer prices and lower fuel costs. Partially offsetting this benefit were lower polyethylene sales prices and volumes.


                                                             Three months             Nine months          July 1, 2000
AROMATICS                                                       ended                    ended         (inception) through
                                                            September 30,            September 30,         September 30,
MILLIONS                                                2001            2000             2001                 2000
--------                                              -------------------------     ----------------    ------------------
Loss before interest & taxes                           $ (70)           $ (9)           $ (167)              $ (9)
Less special items                                       (42)             (1)              (48)                (1)
                                                       -----            ----            ------               ----
Loss before interest & taxes, as adjusted              $ (28)           $ (8)           $ (119)              $ (8)
                                                       =====            ====            ======               ====

Aromatics' loss before interest and taxes for the quarter, excluding special items, was $28 million in 2001 compared with an $8 million loss in 2000. Special items recorded in the 2001 quarter represented a $42 million asset impairment charge related to the Puerto Rico Core facility. Discounted cash flows were used to determine the fair value of the facility. Significantly lower sales prices for styrene in the 2001 period, partially offset by lower feedstock and fuel prices, resulted in reduced margins. Styrene production was lower primarily due to a column fire at the St. James facility in February 2001. Production capacity at St. James was fully restored in October 2001.

In an effort to improve financial performance, production of gasoline at the Puerto Rico Core facility ceased in March 2001 and the motor fuels reformer was permanently shut down. As a result of this and other actions taken, approximately 45 positions at the facility were permanently eliminated. In addition, the other production units at the facility were temporarily shut down for economic reasons and plant modifications.



                                                            Three months           Nine months         July 1, 2000
SPECIALTY CHEMICALS AND PLASTICS                               ended                 ended        (inception) through
                                                            September 30,         September 30,       September 30,
MILLIONS                                                  2001        2000            2001                2000
--------                                                ----------------------   ---------------   -------------------
Income before interest & taxes                           $  6         $ 13            $ 115                $ 13
Less special items                                         (8)          (1)              84                  (1)
                                                         ----         ----            -----                ----
Income before interest & taxes, as adjusted              $ 14         $ 14            $  31                $ 14
                                                         ====         ====            =====                ====


Excluding special items, income before interest and taxes for Specialty Chemicals and Plastics was $14 million for each of the third quarters of 2001 and 2000. Earnings from normal alpha olefins were up in the 2001 quarter as a result of higher production and sales volumes, and lower feedstock and fuel costs, partially offset by lower sales prices. Lower earnings from K-Resin(R) and polystyrene offset the higher earnings from normal alpha olefins.

Special items for the nine months ended September 30, 2001 consisted primarily of a $118 million benefit, recorded in the second quarter of 2001 as Other Income, in connection with the settlement of a business interruption insurance claim associated with the March 2000 incident at CPChem's (formerly Phillips') Houston Chemical Complex K-Resin(R) styrene-butadiene copolymer plant. The K-Resin(R) facility at the Houston Chemical Complex remains shut down. It is currently expected that the plant will begin a phased-in start-up in the fourth quarter of 2001. Production levels necessary to remove the product line from force majeure should be reached by the end of the second quarter of 2002.



                                                       Three months            Nine months            July 1, 2000
CORPORATE AND OTHER                                       ended                  ended            (inception) through
                                                       September 30,          September 30,           September 30,
MILLIONS                                             2001        2000             2001                    2000
--------                                          ------------------------   ----------------    -----------------------
Loss before interest & taxes                        $ (5)       $ (14)           $ (15)                   $ (14)
Less special items                                    --           (6)              (1)                      (6)
                                                    ----        -----            -----                    -----
Loss before interest & taxes, as adjusted           $ (5)       $  (8)           $ (14)                   $  (8)
                                                    ====        =====            =====                    =====


INTEREST EXPENSE. Interest expense was $23 million for the three month period in 2001 compared to $32 million for the same period in 2000. The $9 million decrease resulted from lower average rates on outstanding variable-rate debt, primarily the commercial paper program.

INCOME TAXES. CPChem recorded income tax expense totaling $45 million for the three months ended September 30, 2001 compared with a $9 million income tax benefit recorded for the same period in 2000. Income tax expense in 2001 consisted primarily of a $44 million increase in the valuation allowance related to Puerto Rico Core deferred tax assets. The increase in the valuation allowance was necessitated, in part, by the Phillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the utilization of pre-merger Puerto Rico Core net operating losses. The valuation allowance was also increased as a result of a change in the outlook for future margin conditions. Deferred tax assets related to the Puerto Rico Core facility are now fully offset by valuation allowances.

OUTLOOK

The overall decline in the chemicals industry that began in the second half of 2000 and the weakened U.S. economy have continued to negatively impact CPChem in 2001, resulting in excess capacity, reduced product demand and lower margins in most business lines. In addition, a strong dollar, which negatively affects exports, along with the higher-than-anticipated fuel and feedstock costs that were experienced throughout the first half of the year, also made conditions difficult. CPChem expects existing conditions to continue to be a challenge for the near term.

For its existing operations, CPChem expects to achieve in excess of $200 million of net recurring merger synergies and cost savings in 2001, surpassing the previous estimate of $150 million announced when CPChem was formed. Through the first nine months of 2001, CPChem is on pace to exceed the $200 million synergy target.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances declined $55 million during the first nine months of 2001 as capital expenditures and net debt repayments, along with net member distributions and post-closing adjustments, exceeded cash provided by operating activities.

Operating Activities

Cash provided by operating activities, including net proceeds received from the business interruption insurance claim settlement, totaled $220 million during the first nine months of 2001. Lower inventory and accounts receivable balances and higher other current liabilities were partially offset by reductions in accounts payable.

Investing Activities

Capital expenditures totaled $200 million for the nine month period ended September 30, 2001. Approximately $84 million was invested in Olefins and Polyolefins, $49 million in Aromatics, $52 million in Specialty Chemicals and Plastics, and the remaining $15 million in corporate-level expenditures. CPChem currently expects to invest a total of approximately $300 million for capital projects in 2001. In addition, CPChem expects to advance Qatar Chemical Company Ltd. (Q-Chem), a CPChem equity investment, approximately $10 million in the fourth quarter of 2001 and approximately $365 million in 2002 for the construction of the Qatar complex.

CPChem has announced several strategic initiatives in 2001. CPChem began a modernization of its styrene monomer plant in St. James, Louisiana, which will increase plant capacity by approximately 22% when completed in the summer of 2002. Also under way is the construction of a 700 million-pound-per-year, high-density polyethylene plant at the Cedar Bayou facility in Baytown, Texas, scheduled for start-up in the fourth quarter of 2002. CPChem and Solvay Polymers, Inc. will each own 50% of the plant. In addition, on July 24, 2001, a CPChem subsidiary and Qatar Petroleum of Qatar signed a joint venture agreement for the development of a second world-scale petrochemical project in the State of Qatar, scheduled for completion in 2006. On October 5, 2001, CPChem, Qatar Petroleum and other companies signed a further memorandum of understanding under which Atofina SA, a subsidiary of TotalFinaElf, will become an equity participant in the ethylene cracker portion of the project.

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

In May 2001, CPChem entered into a 364-day, trade receivables securitization agreement that allows CPChem to borrow up to $300 million. Proceeds from the initial borrowing were used to reduce outstanding commercial paper obligations. At September 30, 2001, $220 million of borrowings, classified as short-term, were outstanding under the agreement.

CPChem's $900 million 364-day revolving credit agreement expired on July 2, 2001 and was replaced by a $700 million 364-day credit agreement, with substantially the same terms as the expired agreement.

See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussions related to the aforementioned debt issuance and trade receivables securitization and revolving credit agreements.

In accordance with the agreements under which CPChem received a cash advance from Phillips in 2000 related to the K-Resin(R) plant, $29 million of the advance was classified as capital contributions during the first nine months of 2001. The remaining advance payable totaled $6 million at September 30, 2001.

OTHER

FOREIGN CURRENCY RISK. Internationally, CPChem operates facilities in six foreign countries and sells product in many other countries, resulting in transactions denominated in various currencies. As such, CPChem is exposed to foreign currency risk to the extent there are fluctuations in the exchange rates of local currencies in those countries against the U.S. dollar and other foreign currencies. The potential foreign currency transaction gain or loss from a hypothetical 10% change in the exchange rates of those local currencies against the U.S. dollar at December 31, 2000 was approximately $6 million in the aggregate.

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

CONTINGENCIES. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

NEW ACCOUNTING PRONOUNCEMENTS. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

          CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the federal securities laws. Such statements can generally be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar import. Where CPChem expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. economy, results of financing efforts and overall financial market conditions. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section. CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other" for a discussion.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  -  none



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CHEVRON PHILLIPS CHEMICAL COMPANY LLC


Date: November 7, 2001                      /s/ Greg G. Maxwell
                                       ---------------------------------
                                                Greg G. Maxwell
                                         Vice President and Controller
                                          (Chief Accounting Officer)