Form 10-K405
period 2001-12-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2002-03-15
CIK 1127399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NO. 333-59054-01

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                         73-1590261
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)         Identification Number)

                                  CHEVRON TOWER
                              1301 MCKINNEY STREET
                             HOUSTON, TX 77010-3030
          (Address of principal executive offices, including zip code)

                                 (713) 289-4100
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                      DOCUMENTS INCORPORATED BY REFERENCE:

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                     PART I

      Items 1
       and 2.    Business and Properties........................................................  2

      Item 3.    Legal Proceedings.............................................................. 15

      Item 4.    Submission of Matters to a Vote of Security Holders............................ 16

                                     PART II

      Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters.......... 16

      Item 6.    Selected Financial Data........................................................ 17

      Item 7.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations........................................................ 18

      Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..................... 29

      Item 8.    Financial Statements and Supplementary Data.................................... 30

      Item 9.    Change in and Disagreements with Accountants on Accounting and
                   Financial Disclosure......................................................... 84

                                    PART III

      Item 10.   Directors and Executive Officers of the Registrant............................. 84

      Item 11.   Executive Compensation......................................................... 86

      Item 12.   Security Ownership of Certain Beneficial Owners and Management................. 90

      Item 13.   Certain Relationships and Related Transactions................................. 91

                                     PART IV

      Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................ 92

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This annual report contains "forward-looking statements" within the meaning of the federal securities laws. Such statements can generally be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar import. Where Chevron Phillips Chemical Company LLC (CPChem) expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals industry, plans for the construction, modernization or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. and global economies, results of financing efforts and overall financial market conditions. All forward-looking statements in this annual report are qualified in their entirety by the cautionary statements herein. Unless legally required, CPChem does not undertake to update, revise or correct any of the forward-looking information.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Chevron Phillips Chemical Company LLC (CPChem), a limited liability company formed under Delaware law, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis through its subsidiaries, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

On July 1, 2000, Chevron Corporation, now ChevronTexaco Corporation (ChevronTexaco), and Phillips Petroleum Company (Phillips) combined their worldwide chemicals and plastics businesses, excluding ChevronTexaco's Oronite additives business, to form CPChem. ChevronTexaco and Phillips (collectively, the parents) each own 50% of CPChem.

The company is governed by a Board of Directors currently comprised of six representatives under the terms of a limited liability company agreement. ChevronTexaco and Phillips each have two voting representatives, and the chief executive officer and the chief financial officer of CPChem are non-voting representatives. Certain major decisions and actions require the unanimous approval of the voting representatives.

CPChem's business in 2001 was structured upon three primary operating segments:
Olefins and Polyolefins, Aromatics, and Specialty Chemicals and Plastics. For a list of the principal products of these segments, see the table on pages 11 and 12 of this section. See also "Part II - Item 8. Financial Statements and Supplementary Data - Note 15" for financial data by segment and geographic location.

OLEFINS AND POLYOLEFINS

CPChem's Olefins and Polyolefins segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefins products such as ethylene and propylene. This segment also manufactures and markets polyolefin products such as polyethylene, polypropylene and polyethylene pipe and pipe fittings. CPChem's five olefin and polyethylene production facilities are located in Texas. CPChem has 10 domestic pipe facilities and two pipe fittings facilities in the U.S., and one pipe facility in Mexico. CPChem also owns equity interests in a polypropylene facility at the Houston Chemical Complex in Pasadena, Texas, polyethylene facilities in Singapore and China, and a polyethylene pipe facility in Mexico. A major ethylene, polyethylene and hexene-1 facility, in which CPChem has a 49% equity interest, is under construction in Qatar, and a high-density polyethylene plant of which CPChem will have a 50% interest, is under construction at CPChem's Cedar Bayou facility in Baytown, Texas.

                         Approximate
   Product                 Capacity                                    Primary Uses
   -------               -----------                                   ------------
                    (MILLION LBS. PER YEAR)
   Ethylene                 7,600                 Basic building block for plastics and
                                                  elastomers, and also a raw material for
                                                  chemicals used to make paints, detergents and
                                                  antifreeze.

   Polyethylene             5,182(1,2)            Thermoplastic polymer used in various applications:

                                                     high-density polyethylene (HDPE), which is a resin used for detergent bottles, pails, plastic pipe and conduit, shopping bags, geomembrane and film applications;

                                                     linear low-density polyethylene (LLDPE), which is a resin used for plastic film and containers;

                                                     low-density polyethylene (LDPE), which is a resin used for plastic films, paper coating, surgical gloves and containers; and

                                                     polyethylene pipe, which is used in a wide variety of industries such as electrical, energy, gas distribution, geothermal, mining, municipal projects and telecommunications.

   Propylene                2,880                 Basic building block for various plastics and fibers, and used as a raw material for chemicals used to make paints, detergents and resins.

   Polypropylene              486(1)              Thermoplastic polymer used in fibers, films, automobiles and housewares.

----------
(1) Represents or includes CPChem's share of affiliates' capacity.
(2) Reflects shutdown of two polyethylene units at the Orange, Texas facility in February 2002.

COMPETITION. Olefins and polyolefins are delivered into the worldwide commodity markets. Competitive factors include price, product quality and performance, product deliverability and customer service. CPChem generally ranks within the top five ethylene and polyethylene producers worldwide based on published rated capacities. Other major producers include Dow Chemical Company (Dow), Equistar Chemicals LP (Equistar), ExxonMobil Chemical Company (ExxonMobil), BP and Shell Chemical Company (Shell).

ETHYLENE

By volume, ethylene is the most widely-consumed petrochemical product in the world, according to Chemical Markets Associates, Inc. Ethylene is produced at CPChem's Sweeny facility in Old Ocean, Texas, at its Cedar Bayou facility in Baytown, Texas and at its Port Arthur, Texas facility. These facilities have been modernized recently by improving processes that may have been limiting production, by upgrading control systems and by making other process improvements.

Polyethylene accounts for more than half of global ethylene consumption, making growth in the applications for and the consumption of polymer derivatives a key driver for the ethylene market as a whole. Polyethylene end-uses include various nondurable applications such as soap packaging, food packaging and other consumer packaging that are not as affected as other products during general economic slowdowns.

SUPPLY/FEEDSTOCK SOURCES. Ethylene can be produced from ethane, propane, butane, natural gasoline or certain refinery liquids such as naphtha. The two most common feedstocks are ethane, because of its high ethylene yield, and naphtha, because of its availability and transportability. CPChem's ethylene production is primarily ethane-based, but also includes a feedstock slate of propane, butane and naphtha. CPChem's ethylene plants have varying degrees of flexibility in the feedstocks they use due to their configuration, which enables the plants to utilize different feedstock slates depending on feedstock costs. The price of ethane tends to correlate with the price of natural gas, while the prices of the other ethylene feedstock slates tend to correlate with the price of crude oil.

CPChem has long-term, market-based purchase contracts with Duke Energy Field Services, LLC (an affiliate of Phillips) and Dynegy Inc. (an affiliate of ChevronTexaco) which cover over 80% of anticipated ethylene feedstock needs. The agreement with Duke Energy extends through December 31, 2014 and the agreement with Dynegy extends through August 31, 2006. Contracts with numerous other suppliers provide the remainder of feedstock needs. These contracts can be long-term, monthly, or daily contracts made on a spot basis.

MARKETING. CPChem uses approximately 75% of its ethylene in the production of CPChem's derivative products (polyethylene, normal alpha olefins and styrene). The remainder of ethylene production is sold on the merchant market, largely in the form of long-term contracts. CPChem owns an extensive ethylene pipeline system that provides access to a large number of the ethylene consumers in the Texas Gulf Coast region. CPChem owns the only ethylene import and export facility on the Gulf Coast and has the right to transport half of the product imported or exported through the facility. CPChem's ethylene storage capacity, in caverns, is approximately one billion pounds and is split between its Texas storage facilities in Clemens and Mont Belvieu.

POLYETHYLENE

Domestically, polyethylene is produced at the Cedar Bayou facility, the Houston Chemical Complex and CPChem's Orange, Texas facility. Internationally, CPChem produces polyethylene through its joint venture facilities in Singapore and Shanghai, China. CPChem's share of the combined capacity of its domestic and international facilities is 5.2 billion pounds per year.

SUPPLY/FEEDSTOCK SOURCES. The primary raw material for polyethylene production is ethylene, which typically represents 60% to 70% of polyethylene manufacturing costs. CPChem produces ethylene in excess of its polyethylene production requirements. Hexene and butene, also necessary for the production of polyethylene, are produced at the Cedar Bayou facility.

MARKETING. Currently, approximately 90% of CPChem's polyethylene net capacity is located in the United States, along the Texas Gulf Coast. CPChem markets almost all its production from this area in the United States, with the remainder exported to Mexico and Central and South America. Production from CPChem's plants in Singapore and China is marketed almost exclusively in the Far East.

Polyethylene is sold to over 400 customers, the single largest consumer being CPChem's Performance Pipe Division. This division consumes over 500 million pounds of HDPE per year and manufactures plastic pipe and fittings in 14 plants throughout the United States and Mexico. Performance Pipe is the largest polyethylene pipe manufacturer in North America.

In addition, a significant part of HDPE is sold into the blow-molded container market. CPChem's customers are suppliers of bottles to large consumer product manufacturers, dairies and bottled water suppliers. CPChem also supplies HDPE for rigid product applications such as pails, paint cans, margarine tubs and stadium cups. Durable applications include pipe, sheet for landfill liners and automotive fuel tanks.

LDPE and LLDPE products are sold mainly to flexible packaging suppliers, who produce coated cardboard juice cartons, food packaging, plastic wrap, plastic bags and other products. Some customers also produce pallet stretch wrap and container liners.

PROPYLENE

Propylene is a basic building block for various chemicals, plastics and fibers. CPChem produces propylene in its Cedar Bayou, Port Arthur and Sweeny facilities.

SUPPLY/FEEDSTOCK SOURCES. Approximately one-half of CPChem's propylene is produced as a co-product of ethylene production, the amount of which varies with the type of ethylene feedstock used. The remainder of CPChem's propylene production comes from the processing of refinery-grade propylene, which is converted into polymer-grade product. CPChem purchases approximately 25% of refinery-grade propylene from its parents and the remainder from a variety of suppliers under long-term and short-term contracts.

MARKETING. Polymer-grade propylene is sold to major chemical manufacturers, with the majority to polypropylene producers. Approximately 25% of CPChem's propylene is sold to Phillips Sumika Polypropylene Company (Phillips Sumika), a CPChem joint venture. Propylene is also sold to external customers under long-term contracts and to international contract and spot customers through a third-party export facility at Deer Park, Texas. CPChem has an extensive propylene pipeline delivery system, which allows it to deliver to a majority of the Texas polymer-grade propylene consumers.

AROMATICS

This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene, cyclohexane and cumene. Major production facilities are located in Mississippi, Louisiana, Texas and Puerto Rico. CPChem also owns an equity interest in an aromatics facility in Al Jubail, Saudi Arabia.

                    Approximate
  Product            Capacity                                     Primary Uses
  -------           -----------                                   ------------
              (MILLION LBS. PER YEAR)
  Benzene                2,600(1)             An aromatic primary building block chemical used in the production of ethylbenzene, cumene, cyclohexane and other chemicals.

  Styrene                1,700                Aromatic monomer used to produce a wide variety of polymers with very diverse end-uses that include packaging, automotive applications, electronic parts, rubber products, paper, housewares, construction materials, carpeting and toys.

  Paraxylene             1,640                Used almost exclusively to make terephthalic acid or dimethyl terephthalate intermediates in the production of polyester and packaging resins such as polyethylene terephthalate (PET).

  Cyclohexane              580(1)             Predominantly used in intermediates for the manufacture of nylon.

  Cumene                 1,100                An intermediate used to produce phenol and acetone.

----------
(1) Includes CPChem's share of affiliate's capacity.

COMPETITION. Aromatics' products are sold into the worldwide commodity markets. Competitive factors include price, product quality and performance, product deliverability and customer service. CPChem generally ranks within the top 10 producers and competes with other large producers including Dow, Equistar, ExxonMobil, BP and Shell.

BENZENE

Benzene has historically been produced as a by-product of the motor fuel and ethylene production processes. About 10% - 15% of the world's requirements are produced "on purpose" in plants using a process known as the hydro-dealkylation
(HDA) process. The HDA process is one of the highest cost processes currently used in this area of the industry. To an extent, producers using the HDA process control the price of benzene since they are able to produce until prices drop to levels that will not allow them to recover costs. At that point, they tend to shut down their capacity until prices recover to levels that make their operations economical. However, CPChem has developed and uses its proprietary Aromax -Registered Trademark- technology for benzene production, which results in lower production costs.

SUPPLY/FEEDSTOCK SOURCES. The two main feedstocks for benzene production are pyrolysis gasoline and reformate, both of which are intermediate products of petroleum refining and petrochemical plants. These two feedstocks account for over three-fourths of benzene production worldwide. CPChem purchases its benzene feedstocks from refineries owned by its parents, located in proximity to CPChem's benzene plants, and from various other sources. In Saudi Arabia, CPChem's affiliate has a 30-year feedstock agreement with a producer that owns a refining complex located within six miles of the plant.

MARKETING. CPChem is a net consumer of benzene in the Gulf Coast region, which is the heavy production area of North America. This allows CPChem to operate its benzene plants at full capacity, preserving a low-cost position, even during times of slack demand for derivatives. At CPChem's joint venture plant in Saudi Arabia, approximately one-half of the benzene produced is consumed by the joint venture's cyclohexane plant located within the same facility. The balance of benzene is sold on a term contract basis to a local Saudi Arabian styrene producer. CPChem has a marketing agreement with Pertamina, the Indonesian state oil company, under which CPChem markets benzene produced by Pertamina in Cilacap, Indonesia. This product is sold predominantly through one-year contracts with consumers in Asia.

STYRENE

Styrene is produced at CPChem's St. James, Louisiana facility, which has a capacity of approximately 1.7 billion pounds per year. The plant was temporarily idled in February 2001 due to a fire in a distillation unit that occurred during a maintenance turnaround. Production capacity was fully restored in October 2001. CPChem has begun a modernization of the St. James plant that should increase annual plant capacity by approximately 22% when completed in the second half of 2002.

SUPPLY/FEEDSTOCK SOURCES. Styrene is made from benzene and ethylene. Almost all of the benzene used at CPChem's styrene plant is produced internally at CPChem's Pascagoula, Mississippi plant, with the remainder acquired through contract purchases. Ethylene is supplied to the St. James plant by a proprietary pipeline connected to the Louisiana grid system. CPChem maintains flexibility in ethylene supply through contract purchases, shipments from CPChem's Texas facilities and spot purchases.

MARKETING. CPChem currently consumes about 600 million pounds of styrene annually at its polystyrene plant in Marietta, Ohio and a small amount in its production of K-Resin -Registered Trademark- styrene-butadiene copolymers (SBC). The balance of production is sold in the merchant market. Although CPChem generally markets styrene in all regions of the world, it currently sells most of the St. James plant styrene production in the United States. Recently, U.S. producers have not been as competitive with world markets due to high natural gas prices in the U.S. In addition, the global economic slowdown has dampened styrene demand both domestically and abroad. CPChem sells almost all of its styrene production through term contracts. Distribution of product is primarily handled by railcars, barges and ocean vessels.

PARAXYLENE

CPChem has a combined capacity of approximately 1.6 billion pounds of paraxylene production per year at its Guayama, Puerto Rico and Pascagoula plants. Production at the Puerto Rico plant was suspended in 2001 for economic reasons and plant modifications.

SUPPLY/FEEDSTOCK SOURCES. Mixed xylenes are the feedstock for the production of paraxylene. Mixed xylenes are the end product of either reforming operations that are part of the motor fuels production process in refineries, or the end product of the conversion of toluene, another intermediate refining product, into benzene and xylenes. Mixed xylenes are also available on the merchant market as both gasoline blending stocks and paraxylene plant feedstocks that CPChem uses during periods of high market demand. CPChem purchases mixed xylenes from ChevronTexaco and other suppliers. During periods of high paraxylene demand, mixed xylenes are also purchased on the spot market.

MARKETING. A few very large global consumers buy most of the paraxylene available in the market. They purchase mainly on a term contract basis with pricing tied to a quarterly-negotiated, industry-wide contract price. With the purchasing concentrated in a few large consumers, these large consumers are able to exert pressure on the quarterly-negotiated contract price, which means that low margins result during times of oversupply. There is also an active spot market for paraxylene, which allows large consumers a degree of flexibility with respect to pricing options and the periodic need to cut back production for inventory control. CPChem sells approximately three-fourths of its production under long-term contracts, with the balance sold on the spot market. CPChem sells its paraxylene production to major producers of polyester in North America and Europe. It also sells to polyester producers in Asia via a marketing agreement with Pertamina. Paraxylene is shipped via railcars, barges and ocean vessels.

CYCLOHEXANE

CPChem markets approximately 14% of worldwide cyclohexane production. This includes volumes produced at CPChem's Port Arthur and Saudi Arabia plants, as well as volumes for which CPChem has marketing rights. CPChem owns 50% of the Saudi facility, with independent investors owning the remaining interest, and also has the exclusive right to market the cyclohexane exported from that facility. In addition, CPChem has the exclusive right to market the cyclohexane produced by Phillips at its Sweeny and Borger, Texas refinery complexes.

SUPPLY/FEEDSTOCK SOURCES. The raw materials for cyclohexane are benzene and hydrogen. CPChem consumes more benzene than it produces. The balance of benzene needs is obtained through term contracts and spot purchases.

MARKETING. Most of CPChem's cyclohexane is sold in the United States and Europe through sales contracts that are typically long-term arrangements. CPChem also has access to the Asian market via its joint venture plant in Saudi Arabia. Like other commodity aromatics chemicals, cyclohexane is distributed via trucks, railcars, barges and ocean vessels.

SPECIALTY CHEMICALS AND PLASTICS

CPChem produces a variety of specialty chemicals including normal alpha olefins
(NAO), polyalpha olefins, polystyrene, an SBC sold under the trademark K-Resin -Registered Trademark- and polyphenylene sulfide (PPS) engineering plastics and compounds sold under the trademark Ryton -TM-. Additionally, CPChem produces a variety of lower-volume, higher-margin organosulfur chemicals, fine chemicals and specialty chemicals.

Several of Specialty Chemicals and Plastics' products have leading market positions. Major production facilities are located in Texas, Ohio, Belgium, China and Singapore. CPChem also owns an equity interest in a K-Resin facility in South Korea.

                             Approximate
   Product                     Capacity                                     Primary Uses
   -------                   -----------                                    ------------
                         (MILLION LBS. PER YEAR)

   Normal alpha                  1,250                A group of chemicals produced from ethylene and used
   olefins (NAO)                                      in plasticizer alcohols, polyethylene, surfactants and
                                                      synthetic lubricants and additives.

   Polyalpha olefins               104                Base stock for synthetic lubricants.

   K-Resin -Registered Trademark-  404(1,2)           A high quality, clear polymer material used in a
   styrene-butadiene                                  variety of products  including medical components,
   copolymers (SBC)                                   toys, candy wrap, food packaging, cups and garment hangers.

   Polystyrene                     990                Polymer used in packing, cups, toys, furniture and housewares.

   Ryton -TM-                       51                A high-performance engineering polymer used in electronic, automotive and
   polyphenylene                                      appliance applications.
   sulfide (PPS)
   polymer & compounds

   Neohexene                         *                Fine chemical used in the production of synthetic industrial perfumes.

   Acetylene black                   *                Carbon black resulting from the exothermic decomposition of acetylene gas, used in batteries, magnetic tape, caulk, sealant, conductive paint and ink, specialty silicone rubber and plastics, and explosives.

   Dimethyl sulfide                  *                Used as a sulfiding agent and agricultural chemical intermediate.

   High-purity                       *                High-purity chemicals including performance-proven normal
   hydrocarbons &                                     paraffins,  cycloparaffins and isoparaffins, including
   solvents                                           Soltrol -Registered Trademark- isoparaffin solvents, used in various pharmaceutical, industrial and consumer applications.

   Mining chemicals                  *                Petroleum distillates, organosulfur and other mineral
                                                      processing chemicals used in the recovery of copper, molybdenum and other metals from ore.

   Organosulfur                      *                Chemical intermediates, primarily mercaptans, used in
   chemicals                                          agricultural and pharmaceutical intermediates and
                                                      polymerization modifiers.

   Performance &                     *                Specialty fuels for calibration standards and
   reference fuels                                    high-performance service, such as automobile and boat racing.

   Drilling Specialty                *                Additives used in water-based drilling fluids for controlling unstable
   Chemicals                                          shale formations and increasing hole lubricity during oil and gas well
   including Soltex -Registered Trademark-            drilling.
   & Potassium Soltex -Registered Trademark-

   ----------
   (1) Includes CPChem's share of affiliate's capacity.
   (2) Capacity once operations are fully restored.
    *  Small volume specialty chemicals.

COMPETITION. Specialty chemicals are characterized by smaller, niche markets with fewer producers. CPChem's NAO technology allows it to produce a wide range of hydrocarbon products that compete in many different markets, including comonomers for polyethylene, surfactants, drilling fluids and polyalpha olefins. Other significant producers of NAO are BP, Shell and Sasol Ltd. Major producers of polyalpha olefins also include BP and ExxonMobil.

NORMAL ALPHA OLEFINS, POLYALPHA OLEFINS

CPChem is capable of producing approximately 1.3 billion pounds per year of NAO in the U.S., which currently represents approximately 15% of global capacity. All of CPChem's NAO is produced at the Cedar Bayou facility. A plant under construction in Qatar, in which CPChem has a 49% interest, will have an annual capacity of an additional 100 million pounds of hexene-1, an NAO used as a comonomer in the production of polyethylene.

SUPPLY/FEEDSTOCK SOURCES. NAO is generally produced by processing ethylene. CPChem produces all of the ethylene required in its production of NAO. The ethylene is produced at the Sweeny, Cedar Bayou and Port Arthur facilities. Polyalpha olefins are produced from fractions of the NAO produced at CPChem's Cedar Bayou facility.

MARKETING. CPChem primarily sells NAO and polyalpha olefins to other chemical companies who use them to produce a broad range of intermediate products. CPChem also uses its own production of NAO in the manufacturing of polyethylene and polyalpha olefins. North America and Europe are the largest markets for NAO and polyalpha olefins, but the Asia Pacific, Middle East and South America markets are growing. Most domestic sales of NAO and polyalpha olefins are transported via bulk railcars and tank trucks. International sales are transported primarily via parcel tankers.

SPECIALTY CHEMICALS

Specialty chemicals consist of a variety of organosulfur chemicals, fine chemicals and other specialties. The volumes of any given product are not large when compared to the basic commodity products like ethylene and polyethylene produced by CPChem's other business segments. However, in the aggregate, specialty chemicals account for a significant portion of the earnings of the Specialty Chemicals and Plastics segment.

SUPPLY/FEEDSTOCK SOURCES. Specialty chemicals production depends on the availability of a number of specialized streams of products and co-products that are the result of the petroleum refining and petrochemical production processes. Feedstocks include hydrogen sulfide, a variety of olefins and other hydrocarbon streams. In many cases, CPChem acquires these feedstocks through long-term arrangements with its parents from facilities that are integrated with CPChem production facilities.

MARKETING. Specialty chemicals are generally sold into smaller, niche markets. The number of suppliers and consumers of any given product can be limited. As a result, many of CPChem's products are sold under long-term contracts. Because the customer and applications base is diverse, the business is generally less cyclical than the commodity chemicals business.

CPChem has a global marketing network, consisting of CPChem representatives and third-party distributors and agents. More than half of CPChem's representatives are located outside the United States in all major regions of the world. This network provides sales, distribution and technical services to customers. Distribution channels used to deliver product to customers include ocean vessels, railcars and airfreight.

K-RESIN(Registered Trademark) STYRENE-BUTADIENE COPOLYMER

CPChem produces an SBC sold under the trademark K-Resin(Registered Trademark). Production comes from the Houston Chemical Complex and CPChem's K R Copolymer Co., Ltd. joint venture plant in South Korea. Production of K-Resin SBC at the Houston Chemical Complex was idled in March 2000 as the result of an accident and fire at the plant. The plant began a phased-in start-up in the fourth quarter of 2001. It is currently expected that production levels necessary to remove the product line from a state of force majeure should be reached by the end of the second quarter of 2002. CPChem is one of approximately seven major producers in the world of high-styrene content SBC.

SUPPLY/FEEDSTOCK SOURCES. The main feedstocks for K-Resin SBC are styrene and butadiene. CPChem produces its own styrene in the United States and secures butadiene on a long-term contract basis with a single producer. Other sources of butadiene are available if necessary. In South Korea, feedstocks are secured through long-term contracts with a company in which CPChem's joint venture partner, Daelim Industrial Co., Ltd., has a 50% interest.

MARKETING. Because high-styrene content SBC such as K-Resin SBC are specialty polymers, pricing does not tend to follow the same cyclical patterns experienced by commodity resins such as polyethylene and polypropylene. CPChem conducts its marketing primarily by working with customers to create new K-Resin SBC applications, to improve existing applications and to improve customers' processing capabilities. CPChem has a sales and technical support organization, comprised of direct representatives, agents and distributors, that is active in North America and internationally. Some product is sold under multiyear agreements. The majority of K-Resin SBC, however, is sold through individual purchase orders with customers and is delivered via truck, railcar and ocean vessels.

RYTON -TM- POLYPHENYLENE SULFIDE

CPChem produces high-performance PPS polymers and compounds sold under the trademark Ryton -TM-. Compounds are combinations of Ryton polymer and various additives, designed to have specific properties. CPChem has the annual production capacity of approximately 22 million pounds of Ryton polymer at its Borger, Texas plant. Substantially all Ryton polymer produced at Borger is used by CPChem's Belgium and Singapore facilities to produce Ryton compounds. These facilities have an annual capacity of 29 million pounds of Ryton compounds per year in the aggregate. The compounds are then sold to third parties.

SUPPLY/FEEDSTOCK SOURCES. The feedstocks for Ryton polymer are substances such as caustic, sodium hydrosulfide and other chemicals and solvents that are generally available in substantial quantities on the open market. CPChem has a number of suppliers who provide these materials under either long-term or renewable contracts. The materials used in the compounding process are generally purchased at locations close to CPChem compounding facilities.

MARKETING. CPChem has a global sales network that includes direct representatives, distributors and agents to market PPS products. CPChem's compounding facilities are located near its customers, enhancing global sales efforts. The customer base includes component suppliers and appliance manufacturers. Products are generally sold under one-year, renewable agreements. Distribution channels used to deliver product to customers include truck, railcar and ocean vessels.

PROPERTIES AND MANUFACTURING FACILITIES

CPChem currently leases the office space for its headquarters in Houston, Texas and also owns or leases administrative, technical and sales office space in various other locations. CPChem announced its intention to move its headquarters in 2002 to a new building in The Woodlands, Texas, located north of Houston.

CPChem manufactures product at 33 facilities in seven countries, with an additional facility under construction in Qatar. The following chart provides information regarding CPChem's principal manufacturing facilities, business segments served, principal products and approximate annual capacity.

                                                                                                         Approximate
Facility / Location              Segments Served                        Product                         Gross Capacity
-------------------              ---------------                        -------                         --------------
                                                                                                    (MILLION LBS. PER YEAR)
Houston Chemical Complex         Olefins and Polyolefins                Polyethylene                          2,200
 Pasadena, Texas                 Olefins and Polyolefins                Polypropylene                           810(1)
                                 Specialty Chemicals and Plastics       K-Resin -Registered
                                                                        Trademark- SBC                          335(2)

Sweeny Facility                  Olefins and Polyolefins                Ethylene                              4,100
 Old Ocean, Texas                Olefins and Polyolefins                Propylene                             1,100

Borger Facility                  Specialty Chemicals and Plastics       Methyl Mercaptan                        100
 Borger, Texas                   Specialty Chemicals and Plastics       Dimethyl Sulfide                         10
                                 Specialty Chemicals and Plastics       Ryton -TM- PPS Polymer                   22
                                 Specialty Chemicals and Plastics       Other various                           200

Cedar Bayou Facility             Olefins and Polyolefins                Ethylene                              1,750
 Baytown, Texas                  Olefins and Polyolefins                Propylene                             1,000
                                 Specialty Chemicals and Plastics       Acetylene Black                          18
                                 Specialty Chemicals and Plastics       Normal Alpha Olefins (NAO)            1,250
                                 Specialty Chemicals and Plastics       Polyalpha Olefins                       104
                                 Olefins and Polyolefins                Linear low, low and high
                                                                          density polyethylene                1,530

Orange Chemical Facility         Olefins and Polyolefins                Polyethylene                            902(3)
 Orange, Texas

Port Arthur Facility             Olefins and Polyolefins                Ethylene                              1,750
 Port Arthur, Texas              Olefins and Polyolefins                Propylene                               780
                                 Aromatics                              Benzene                                 530
                                 Aromatics                              Cyclohexane                             330
                                 Aromatics                              Cumene                                1,100

Drilling Specialties             Specialty Chemicals and Plastics       Soltex(Registered Trademark)             20
 Conroe, Texas

St. James Facility               Aromatics                              Styrene                               1,700
 St. James, Louisiana

                                                                                                         Approximate
Facility / Location              Segments Served                        Product                         Gross Capacity
-------------------              ---------------                        -------                         --------------
                                                                                                    (MILLION LBS. PER YEAR)
Pascagoula Facility              Aromatics                              Paraxylene                            1,000
 Pascagoula, Mississippi         Aromatics                              Benzene                               1,540

Marietta Facility                Specialty Chemicals and Plastics       Polystyrene pellets, crystal
 Marietta, Ohio                                                          and high impact polystyrene            770

Puerto Rico Facility             Aromatics                              Paraxylene                              640
 Guayama, Puerto Rico

Chevron Phillips Singapore       Olefins and Polyolefins                Polyethylene                            860(1)
 Chemicals (Private) Limited
  Palau Ayer Merbau
  Island, Singapore

Plastics Compounds &             Specialty Chemicals and Plastics       Ryton -TM- Compounds                      9
 Development Center
 (PCDC) 100%,
  Singapore

Shanghai Golden Phillips         Olefins and Polyolefins                Polyethylene                            300(1)
 Petrochemicals Co. Facility
 Shanghai, China

Chevron Chemical                 Specialty Chemicals and Plastics       Polystyrene                             220
 Zhangjiagang Company Ltd.
 Zhangjiagang, China

Tessenderlo Chemicals Facility   Specialty Chemicals and Plastics       Organosulfur Chemicals                   40
 Tessenderlo, Belgium

Kallo Compounding Facility       Specialty Chemicals and Plastics       Ryton -TM- Compounds                     20
 Kallo-Beveren, Belgium

Saudi Chevron Phillips           Aromatics                              Benzene                               1,060(1)
 Company                         Aromatics                              Cyclohexane                             500(1)
  Al Jubail, Saudi Arabia

K R Copolymer Co., Ltd.          Specialty Chemicals and Plastics       K-Resin(Registered Trademark) SBC       115(1)
 Facility
  Yochon, South Korea

Performance Pipe Division        Olefins and Polyolefins                Polyethylene Pipe                       624(1)
  12 locations in the United
  States and two in Mexico

----------
(1) Represents or includes gross capacity of CPChem's affiliate.
(2) Capacity once operations are fully restored.
(3) Reflects shutdown of two polyethylene units at the Orange, Texas facility in February 2002.

PROJECTS

QATAR CHEMICAL COMPANY LTD. (Q-CHEM). CPChem entered into an agreement with Qatar Petroleum for the construction of a petrochemical facility in Qatar. CPChem has a 49% interest in the project, which is designed to produce approximately 1.1 billion pounds of ethylene, 1.0 billion pounds of polyethylene and 100 million pounds of hexene-1 annually. The estimated cost of producing polyethylene in Qatar is significantly less than the cost of producing polyethylene in the U.S. Gulf Coast region according to Chem Systems, a provider of chemicals industry data. Through its established marketing network, CPChem will market approximately 90% of the polyethylene produced by Q-Chem, targeting developed markets in Western Europe and high-growth markets in Asia. The Q-Chem project supports CPChem's strategy to build modern, world-scale plants in areas with secure access to competitive feedstocks and access to key markets.

In addition, in July 2001, a CPChem subsidiary and Qatar Petroleum signed a joint venture agreement for the development of a second world-scale petrochemical project in Qatar, scheduled for completion in 2007.

CPCHEM / BP SOLVAY POLYETHYLENE JOINT VENTURE. CPChem entered into an agreement with Solvay Polymers, Inc., now BP Solvay Polyethylene, for the construction of a 700 million pound-per-year loop slurry plant designed to produce basic, high-density polyethylene resins. The plant will be located at CPChem's Cedar Bayou facility in Texas and will have the largest capacity of any single loop polyethylene reactor in the world. The plant will be owned equally with BP Solvay Polyethylene, with each co-owner independently marketing their share of production. Production is expected to begin in late 2002.

EMPLOYEES

From July 1, 2000 through December 31, 2000, CPChem's workforce consisted of the combined workforces of ChevronTexaco and Phillips devoted to their respective chemicals activities. Effective January 1, 2001, these individuals became direct employees of CPChem. CPChem employed 6,056 persons at December 31, 2001. Approximately 83% of this workforce was employed in North America, 10% in Asia, 4% in Europe and the remainder in other locations. Some employees are subject to collective bargaining arrangements. Overall, CPChem believes that employee relations are good.

INTELLECTUAL PROPERTY

CPChem's business is, to a considerable extent, technology driven. CPChem aggressively develops and protects the intellectual property necessary to conduct operations via a combination of patent, trademark, copyright and trade secret laws as well as confidentiality procedures and contractual provisions to protect intellectual property rights. Where CPChem does not have a necessary technology, it obtains or licenses it from third parties.

As of February 11, 2002, CPChem owned or licensed from its parents the rights to 905 issued patents and 334 applications in the United States, and 2,443 issued patents and 1,529 applications in foreign jurisdictions relating to CPChem operations and products. CPChem's parents granted CPChem an irrevocable, exclusive license, with the right to grant sublicenses, to use the patents that they own in connection with CPChem's operations and products. CPChem has the option to have these patents assigned to it. ChevronTexaco and Phillips retain certain irrevocable, nonexclusive rights to use the patents, which they have assigned or licensed to CPChem, for their own business operations or to license such patents to third parties for use in fields of operations not primarily related to the business of CPChem. Furthermore, ChevronTexaco and Phillips have granted nonexclusive rights to use certain other intellectual property that they own, which is, to some degree, useful in CPChem's business.

CPChem often grants licenses to its technology to third parties. Two significant processes that it licenses include CPChem's loop slurry polyethylene and Aromax(Registered Trademark) aromatics production processes. Licenses granted to these processes typically provide for royalty payments from third parties based on the actual or anticipated volume of product that they may produce, payable either as a lump sum or as a "running royalty." The licenses for these processes generally provide that any technologies developed by the licensee related to such process shall be licensed to CPChem with the right to sublicense such developments to third parties. This technique, common in technology licensing, enhances CPChem's ability to provide customers and licensees with the most current technology available.

CPChem relies on confidentiality procedures and contractual provisions to protect its technology in cases where the technology is not patented or patentable. CPChem's licenses to third parties contain restrictions on disclosure. Employees execute nondisclosure agreements when their employment begins and agree to assign to CPChem the rights to intellectual property developed during their employment. Third parties are not allowed to inspect or photograph facilities except under close supervision. Contractors involved in the detailed design or construction of CPChem's or its licensees' facilities are also required to execute nondisclosure agreements. Appropriate actions are taken to prevent third parties from disclosing proprietary data, or otherwise using intellectual property, without proper authorization.

CPChem is the owner of the Marlex(Registered Trademark), Ryton -TM-, and K-Resin(Registered Trademark) trademarks, which are each used in the plastics and specialty chemicals businesses, and the Aromax(Registered Trademark) trademark, which is used in the aromatics technology licensing business. Also, CPChem licenses its trade name on a nonexclusive basis from its parents. Appropriate actions are taken to maintain, renew, protect and enforce CPChem's trademarks in order to prevent infringement, dilution or misappropriation by third parties in the United States and abroad.

RESEARCH AND DEVELOPMENT

CPChem has scientists, process engineers and technical service experts at seven technical centers. The Bartlesville, Oklahoma site provides basic research, pilot plants and product development for polyethylene, specialty chemicals, Ryton, and K-Resin, and a plastics technical center for all polymer products. The Kingwood, Texas technology center focuses on process engineering in support of all manufacturing as well as all phases of research and development and process development for aromatics, NAO, polyalpha olefins and specialty catalysts. Richmond, California is the site of oxygen scavaging polymer development, and the technology center at Orange, Texas provides a gas phase pilot plant, a plastics technical center and technical services for polyethylene. Polystyrene research and technical services are located at Marietta, Ohio. International technical support and product development are provided by the Belgium and Singapore technical centers.

Research and development expenditures totaled $60 million for the year ended December 31, 2001 and $23 million for the period July 1, 2000 (inception) through December 31, 2000.

ENVIRONMENTAL REGULATION

CPChem must comply with, and is subject to liability under, environmental laws and regulations in all the jurisdictions in which it does business. See "Part II
- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk and Other Factors That May Affect Future Performance - Environmental, Health and Safety" for further discussion.

CPChem incurs, and expects to continue to incur, substantial costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair pollution control equipment. Over the next several years, industrial facilities in the Texas Gulf Coast region, including facilities CPChem owns, will require modification and the installation of additional control equipment to comply with regulations relating to nitrogen oxide (NOx) emissions, which apply generally to industries in this area. Under some environmental laws, CPChem may be jointly and severally liable for environmental contamination on or from its properties and at off-site locations where CPChem disposes of, or arranges for disposal or treatment of, hazardous wastes.

CPChem is aware that there is or may be soil or groundwater contamination at some facilities and that remediation of soil and groundwater contaminated with hazardous substances will be required. Accrued environmental remediation costs totaled $7 million at December 31, 2001 and $8 million at December 31, 2000. There were no accrued environmental costs associated with discontinued or sold operations, sites where CPChem had been named a potentially responsible party, or environmental litigation at December 31, 2001 or 2000. Based on available information, CPChem believes that the costs that may be needed to be incurred to investigate and remediate known contamination will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

INTERNATIONAL OPERATIONS

International operations are exposed to political, economic and regulatory risks not faced by businesses that operate only in the United States. A portion of CPChem's operations are outside the United States, with manufacturing facilities in existence or under construction in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. These international operations are subject to risks similar to those affecting CPChem's U.S. operations in addition to a number of other risks, including differences and unexpected changes in regulatory and tax environments, difficulties in enforcing contractual rights, devaluations and fluctuations in currency exchange rates which may adversely affect revenues and margins, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates. Other risks include, but are not limited to, exposure to different legal standards, impositions or increases of investment and other restrictions by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability and difficulties in staffing and managing operations, particularly in remote locations.

ITEM 3.  LEGAL PROCEEDINGS

K-RESIN(Registered Trademark) FACILITY INCIDENTS

As previously reported in CPChem's Registration Statement on Form S-4 dated April 16, 2001 (CPChem's Registration Statement), a flash fire occurred in a reactor vessel at the K-Resin facility located at CPChem's Houston Chemical Complex on June 23, 1999. Two individuals employed by a subcontractor, Zachry Construction Corporation, were killed and other workers were injured. Ten lawsuits were filed in Texas in connection with the incident, including two actions for wrongful death. Both wrongful death lawsuits and most of the personal injury claims have been resolved, with two lawsuits pending. Of the pending lawsuits, one was filed on August 28, 2000, in the 281st District Court of Harris County, Texas, and the other was filed on June 22, 2001, in the United States District Court for the Southern District of Texas. Both lawsuits are personal injury cases filed against Phillips. While the incident occurred prior to the formation of CPChem, provisions in the contribution agreement under which CPChem was formed (the Contribution Agreement) provide for CPChem's indemnification of Phillips for all liabilities associated with this particular incident. CPChem believes that the resolution of the two remaining lawsuits will not have a material adverse effect on CPChem's consolidated results of operations, financial position or liquidity.

As previously reported in CPChem's Registration Statement, an explosion and fire occurred at the K-Resin facility on March 27, 2000, due to the over-pressurization of an out-of-service butadiene storage tank. One employee was killed and several others were injured. Additionally, several individuals who were allegedly in the area of the Houston Chemical Complex at the time of the incident have claimed they suffered various personal injuries due to exposure to the event. While CPChem generally assumed the liabilities associated with Phillips' chemicals businesses upon the formation of CPChem, CPChem did not assume any responsibility for Phillips' liability in connection with this incident. In fact, the Contribution Agreement specifically provides for Phillips' indemnification of CPChem for all liabilities associated with this particular incident. Thus, CPChem's involvement in these proceedings is minimal. Accordingly, CPChem believes that the resolution of matters relating to this incident will not have a material adverse effect on CPChem's consolidated results of operations, financial position or liquidity.

As previously reported in CPChem's Registration Statement, the Occupational Safety and Health Administration (OSHA) issued a Citation and Notification of Penalty to Phillips and CPChem (as successor to Phillips in this instance) alleging 50 different violations of the Occupational Safety and Health Act related to the March 27, 2000 incident at the K-Resin facility. In December 2001, Phillips and CPChem reached a settlement agreement with OSHA, pursuant to which CPChem will retain outside consultants to review its compliance with certain performance standards and will implement all feasible and useful recommendations of the consultants by July 31, 2002.

GOVERNMENTAL AGENCY PROCEEDINGS

The following are descriptions of legal proceedings involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to predict the outcome of an unresolved proceeding, if the proceeding described in the next paragraph was decided adversely to CPChem, there would be no material adverse effect on consolidated results of operations, financial position or liquidity. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission's regulations.

The Environmental Protection Agency and the Texas Natural Resources Conservation Commission jointly proposed a civil penalty in connection with inspections conducted in 1999 and 2000 at CPChem's Borger facility. CPChem is negotiating with these agencies in an effort to resolve all related issues.

As previously reported in CPChem's Registration Statement, CPChem was in discussions with the Louisiana Department of Environmental Quality (LDEQ) regarding a Notice of Potential Penalty issued on May 26, 2000, in connection with an alleged violation of certain regulations relating to fugitive emissions monitoring at CPChem's St. James facility. On August 15, 2001, CPChem entered into a settlement agreement with the LDEQ whereby CPChem agreed to pay a penalty of $150,000 and develop a model leak detection and repair program.

OTHER

CPChem is also a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made. While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of the other proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the ownership interests of CPChem. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a listing of the holders of ownership interests of CPChem.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from the audited financial statements included in this Annual Report on Form 10-K and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                      -------------------------------------

                                                                   July 1, 2000
                                           Year ended          (inception) through
        MILLIONS                       December 31, 2001        December 31, 2000
        --------                       -----------------        -----------------
        Net sales                            $ 5,871                   $ 3,402
        Net loss                                (480)                     (241)
                                       December 31, 2001        December 31, 2000
                                       -----------------        -----------------
        Total assets                         $ 5,860                   $ 6,673
        Long-term debt,
         less current maturities               1,507                     1,784

The following financial information of Phillips Petroleum Company's Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form Chevron Phillips Chemical Company LLC), unless otherwise indicated, was derived from audited financial statements not necessarily included in this Annual Report on Form 10-K and is presented for informational purposes only. The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of Chevron Phillips Chemical Company LLC, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the periods presented.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                 -----------------------------------------------

                                                                Year ended December 31,
                                    Six months ended            -----------------------
        MILLIONS                      June 30, 2000           1999        1998        1997
        --------                     ---------------          ----        ----        ----
        Net sales                        $ 2,238            $ 3,117     $ 2,800     $ 3,429
        Net income                            84                147         147         276

                                                                      December 31,
                                                                -----------------------
                                                             1999        1998        1997
                                                             ----        ----        ----
        Total assets                                        $ 3,214     $ 3,021     $ 2,977(a)
        Long-term debt, less current maturities                   -           -           -(a)

                       CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                       ----------------------------------------

                                                                Year ended December 31,
                                    Six Months Ended            -----------------------
        MILLIONS                      June 30, 2000           1999        1998        1997
        --------                      -------------           ----        ----        ----
        Net sales                        $ 1,834            $ 2,695     $ 2,289     $ 2,695
        Net income                            96                177          22         155

                                                                      December 31,
                                                                -----------------------
                                                             1999        1998        1997
                                                             ----        ----        ----
        Total assets                                        $ 3,072     $ 2,684     $ 2,610(a)
        Long-term debt, less current maturities                   -           -           -(a)

        ----------
        (a) Unaudited

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the federal securities laws. Such statements can generally be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar import. Where CPChem expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals industry, plans for the construction, modernization or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. and global economies, results of financing efforts and overall financial market conditions. All forward-looking statements in this annual report are qualified in their entirety by the cautionary statements herein. Unless legally required, CPChem does not undertake to update, revise or correct any of the forward-looking information.

OVERVIEW

CPChem was formed July 1, 2000. As such, the following discussion focuses on CPChem's results of operations for the year ended December 31, 2001 and for the period July 1, 2000 (inception) through December 31, 2000. To comply with the Securities and Exchange Commission rules and regulations, similar discussions are presented for Phillips Petroleum Company's Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form CPChem). The results of those contributed businesses presented, when combined, are not intended to and do not represent pro forma results of CPChem, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the periods presented.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and assumptions. Management believes that the estimates and assumptions used in connection with the amounts reported in CPChem's financial statements and related disclosures are reasonable and made in good faith. The following are CPChem's critical accounting policies, some of which require the application of significant estimates and assumptions.

Sales of petrochemicals, plastics, natural gas liquids and other items, including by-products, are recorded when title passes to the customer and are presented net of discounts and allowances. Accounts receivable are presented at estimated net realizable value.

Product inventories are valued at the lower of cost or market, aggregated at the segment level for dollar-value, last-in, first-out (LIFO) pools. Lower-of-cost-or-market write-downs for LIFO-valued inventory are generally considered temporary and would be reversed should market conditions and prices improve in the future. However, further deterioration of market prices could result in additional write-downs.

Long-lived assets used in operations are assessed for possible impairment when changes in facts and circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group. Should the outlook for future projected cash flows change, additional material charges for impairments could occur.

In the case of all known contingencies CPChem records an undiscounted liability when the loss is probable and the amount is reasonably estimable. As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem's liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

See "Part II - Item 8. Financial Statements and Supplementary Data -- Note 2. Summary of Significant Accounting Policies" for further discussion of CPChem's significant accounting policies.

                          CPCHEM RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

The continued slowing of the U.S. economy that began in the second half of 2000 resulted in reduced demand and excess capacity in the chemicals industry, negatively impacting margins and volumes. CPChem's operating results have reflected these downward pressures. Net loss for the year ended December 31, 2001 totaled $480 million, which included $197 million of special items. Excluding special items, net loss was $283 million. Special items are nonrecurring or infrequently occurring transactions that CPChem does not consider representative of ongoing operations. Approximately $167 million of special items were recorded in the fourth quarter of 2001. CPChem achieved in excess of $200 million of net recurring merger synergies and cost savings in 2001, surpassing the previous target of $150 million announced when CPChem was formed.

MILLIONS                                Consolidated
--------                                ------------
Net loss                                    $ (480)
Less special items                            (197)
                                            ------
Net loss, as adjusted                       $ (283)
                                            ======
                                                                     Specialty      Corporate,
                                        Olefins &                    Chemicals       Other &
                                       Polyolefins    Aromatics     & Plastics     Eliminations     Consolidated
                                       -----------    ---------     ----------     ------------     ------------
Income (loss) before interest
  and taxes                               $(222)        $(209)         $ 124           $ (29)           $(336)
Less special items                         (162)          (66)*           84              (9)            (153)*
                                          -----         -----          -----           -----            -----
Income (loss) before interest
  and taxes, as adjusted                  $ (60)        $(143)         $  40           $ (20)           $(183)
                                          =====         =====          =====           =====            =====

----------
* Excludes charges of $44 million for an increase in the valuation allowance for deferred tax assets.

OLEFINS AND POLYOLEFINS

Excluding special items, loss before interest and taxes for Olefins and Polyolefins totaled $60 million for the year ended December 31, 2001. Special items totaled $162 million, including fourth quarter charges to depreciation expense (included as a component of Cost of Goods Sold) of $68 million related to the permanent idling of the front end of the Sweeny ethylene Unit 12,

$14 million related to accelerated depreciation associated with the planned permanent shutdown in February 2002 of two particle loop reactors at the Orange polyethylene plant, and $6 million for the retirement of the developmental reactor unit at the Houston Chemical Complex. Special items also included a $46 million charge to equity in net loss of affiliates in the consolidated statement of operations, representing CPChem's share of an impairment charge recorded in December 2001 by Phillips Sumika Polypropylene Company (Phillips Sumika), an equity investment, adjusted for the difference between CPChem's carrying value of its investment in Phillips Sumika and CPChem's equity in its net assets.

Olefins earnings decreased during the year, as sales prices were affected by the weak economy, reduced demand and excess capacity. Lower feedstock and energy prices partially offset the lower sales prices. Due to market conditions, certain units were idled and production rates at others were reduced for inventory control.

Polyethylene profit margins increased in the latter half of the year, particularly in the third quarter of 2001, due to lower feedstock and lower fuel costs. These benefits were partially offset by lower sales volumes.

AROMATICS

Aromatics' loss before interest and taxes for the year, excluding special items, was $143 million. Special items included costs associated with a column fire at the St. James facility in February 2001 and, due to the outlook for future margin conditions, a third quarter $42 million asset impairment charge related to the Puerto Rico facility. The present value of projected future cash flows was used to determine fair value. In addition, a $17 million charge to depreciation expense, included as a component of Cost of Goods Sold, was recorded in December 2001 to retire the benzene and cyclohexane plant assets in Puerto Rico based on the decision to discontinue such production in Puerto Rico. As a result, the workforce at the Puerto Rico facility will be reduced to a level necessary to support the remaining paraxylene operations. It is currently anticipated that the paraxylene operations will resume in late 2002 or early 2003. The motor fuels reformer in Puerto Rico was shut down in March 2001 in an effort to improve financial performance.

Styrene margins improved in the second half of the year on significantly lower feedstock and fuel costs. Lower sales prices partially offset this benefit. Styrene production increased, as well as sales volumes, as capacity at St. James was restored in October 2001 following the column fire earlier in the year. Paraxylene margins also improved in the latter half of the year on lower feedstock costs.

In the fourth quarter of 2001, Aromatics recorded a $25 million write-down of domestic dollar-value last-in, first-out (LIFO) pool inventories to current net realizable value. The associated reserve established is considered temporary and will be reversed should market conditions and prices improve in the future.

SPECIALTY CHEMICALS AND PLASTICS

Excluding special items, income before interest and taxes for Specialty Chemicals and Plastics was $40 million for the year. Special items for the year consisted primarily of a $113 million benefit, recorded as other income, in connection with the settlement of a business interruption insurance claim associated with the March 2000 incident at CPChem's Houston Chemical Complex K-Resin -Registered Trademark- facility. Production of K-Resin SBC was idled in March 2000 as the result of an accident and fire at the plant. The plant began a phased-in start-up in the fourth quarter of 2001. It is currently expected that production levels necessary to remove the product line from a state of force majeure should be reached by the end of the second quarter of 2002.

Earnings from NAO were higher in the second half of 2001 as a result of higher production and sales volumes, and lower feedstock and fuel costs. Lower sales prices partially offset these benefits. Lower earnings from K-Resin SBC and polystyrene offset the higher earnings from NAO.

OTHER

INTEREST EXPENSE. Interest expense totaled $104 million in 2001, with average interest rates falling throughout the year. Debt outstanding decreased to $1.7 billion at December 31, 2001 from $1.8 billion at year-end 2000.

INCOME TAXES. CPChem is treated as a flow-through entity for U.S. income tax purposes whereby each member is taxable on its respective share of income and losses. However, CPChem and its subsidiaries are directly liable for U.S. and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.

CPChem recorded income tax expense of $49 million for the year ended December 31, 2001, consisting primarily of a $44 million increase in the valuation allowance related to the deferred tax assets balance at December 31, 2000 of Chevron Phillips Chemical Puerto Rico Core Inc. (Puerto Rico Core). This increase was necessitated, in part, by the Phillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of pre-merger Puerto Rico Core net operating losses. The valuation allowance was also increased as a result of a change in the outlook for future margin conditions. At December 31, 2001, the deferred tax assets of Puerto Rico Core were fully offset by valuation allowances.

JULY 1, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000

MILLIONS                                 Consolidated
--------                                 ------------
Net loss                                    $ (241)
Less special items                            (216)
                                           -------
Net loss, as adjusted                       $  (25)
                                           =======
                                                                     Specialty      Corporate,
                                        Olefins &                    Chemicals       Other &
                                       Polyolefins    Aromatics     & Plastics     Eliminations     Consolidated
                                       -----------    ---------     ----------     ------------     ------------
Income (loss) before interest
  and taxes                              $    48       $ (177)       $  10           $ (39)            $ (158)
Less special items                            (7)        (137)*        (15)            (12)              (171)*
                                         -------       ------        -----           -----             ------
Income (loss) before interest
  and taxes, as adjusted                 $    55       $  (40)       $  25           $ (27)            $   13
                                         =======       ======        =====           =====             ======

----------
* Excludes charges of $45 million for an increase in the valuation allowance for deferred tax assets.

CPChem incurred a consolidated net loss of $241 million for the period July 1, 2000 (inception) through December 31, 2000. Excluding the effect of special items, CPChem incurred a net loss of $25 million. Special items for the six-month period include property impairments primarily related to CPChem's Puerto Rico facility. The Puerto Rico impairment charge, totaling $135 million, was required due to the outlook for margin conditions and a shift in strategic direction for the facility, which is part of the Aromatics segment. In addition, a valuation allowance of $45 million was recorded against a related deferred tax asset because it was viewed as unlikely that the Puerto Rico facility would generate sufficient future taxable income to allow full use of such tax benefit. The balance of $36 million of special items includes contingency and environmental accruals, charges related to workforce reductions and the retirement of an NAO unit.

Statements in the following discussion regarding increases or decreases in production, margins or similar matters generally are in relation to levels of such items at July 1, 2000.

OLEFINS AND POLYOLEFINS

Ethylene and polyethylene margins deteriorated, as sales prices fell on decreased demand and increased operating capacity in the industry. Product costs increased due to higher feedstock, fuel and utility costs.

Ethylene production was adversely impacted during August and September 2000 by an unexpected production interruption at CPChem's Port Arthur facility that resulted from a loss of steam provided by a third-party supplier. Ethylene production was also impacted in December 2000 as a result of an operating decision to shut down two units for inventory control purposes. Polyethylene production was reduced in December 2000 to control inventory levels and minimize the purchase of high-cost feedstocks.

AROMATICS

Prices for Aromatics products were depressed due to overcapacity in the industry. Additionally, feedstock and utility costs rose due to energy prices reaching historically high levels, resulting in lower margins. Even though CPChem believed that long-term growth rates for many of the primary aromatics derivatives remained strong, demand for these derivatives decreased during the six-month period. The decrease was a result of a buildup of inventory by customers.

SPECIALTY CHEMICALS AND PLASTICS

Production volumes in Specialty Chemicals and Plastics increased during the six-month period, due primarily to the August 2000 start-up of a new 750 million pound-per-year NAO plant at the Cedar Bayou facility. As a result of the new plant start-up, an older 250 million pound-per-year plant was retired in November 2000. A new 220 million pound-per-year polystyrene plant, located in China, came onstream in August 2000, adding additional production volumes for the six-month period. The K-Resin facility remained shut down as facility repairs continued following a March 2000 incident. Earnings decreased during the fourth quarter for Specialty Chemicals and Plastics, primarily due to the retirement of the NAO plant and increasing feedstock and energy prices. Earnings included accruals for business interruption insurance proceeds.

         CHEVRON CHEMICAL COMPANY C CHEM BUSINESS RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

Net income was $96 million for the first six months of 2000. Product margins were strong as prices for olefins, polyethylene, styrene, polystyrene and benzene continued their upward trend, reflecting higher worldwide demand and tighter industry inventories for olefins. Margins for styrene widened as prices rose on improved economic conditions in Asia and restricted industry capacity due to planned and unplanned turnarounds. NAO margins were depressed by both higher feedstock costs and plant operational problems. Operating expense was unfavorably impacted by higher fuel costs. Sales volumes of polystyrene and benzene were higher than in 1999. Polyethylene sales rose on stronger demand, resulting in lower external olefin sales as olefins are used as a feedstock for polyethylene production. Net income included an after-tax LIFO inventory valuation gain of $6 million resulting from the reduction of certain inventory quantities which were valued at lower LIFO costs. There were no special items in the first six months of 2000.

Production in the first half of 2000 was slightly below 1999 levels. Styrene and NAO production were lower due to a planned turnaround at the St. James, Louisiana styrene facility and Cedar Bayou NAO plant operational problems. Benzene production remained high on a record run for an Aromax -Registered Trademark- I catalyst charge at Pascagoula.

YEAR ENDED DECEMBER 31, 1999

Net income was $177 million in 1999, which included the recovery of an unfavorable lower-of-cost-or-market LIFO inventory valuation adjustment charged in 1998. Excluding the effects of the inventory valuation adjustment, adjusted net income was $96 million in 1999. Results included asset write-offs associated with an Orange, Texas gas phase expansion project. Operationally, ethylene, benzene and paraxylene margins rebounded from the prior year, while styrene and polystyrene margins continued their upward trend. Margin improvements reflected worldwide demand-driven sales price increases and continued reduction of operating expense despite higher fuel costs. Sales volumes rose in all major product lines except for styrene, which remained flat. Operating cost per unit fell to its lowest level since 1985.

Olefins and plastics production volumes rose 6% from the previous year. Ethylene and propylene production were up 13%, setting sales and production records, despite a compressor failure at the Cedar Bayou plant. Polyethylene and pipe production increases were offset by production lost during downtime associated with an Orange, Texas gas phase expansion, resulting in flat overall production for 1999. Aromatics and derivatives production rose, reflecting a 12% increase in polystyrene production and benzene and paraxylene production increases following the loss of production from 1998's Hurricane Georges-related downtime at Pascagoula and from downtime associated with the Pascagoula paraxylene plant expansion. Production of styrene remained at historically high levels at St.James for the second straight year.

Special item after-tax LIFO losses totaled $3 million, resulting from the reduction of certain inventory quantities which were valued at lower LIFO costs prevailing in prior periods. In addition, after-tax severance costs of $5 million were incurred related to the move of Chevron Chemical Company's headquarters to Houston, Texas.

      PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

Net income for the six-month period ended June 30, 2000 was $84 million. Special items benefited net income by $2 million in the period. After excluding special items, net operating income was $82 million.

Sales and other operating revenues were $2.2 billion. Average ethylene, propylene, polyethylene and paraxylene prices for the six-month period were all higher than year-end 1999 prices. Equity in earnings of affiliated companies was $33 million. Equity earnings from Sweeny Olefins Limited Partnership, which is 100% owned by CPChem since July 1, 2000, benefited from improved ethylene and propylene margins. Other revenues were $17 million for the six-month period, primarily representing net gains on asset sales and insurance-related activity.

Purchased products were $1.6 billion in the first six months of 2000. The business experienced higher average feedstock costs for natural gas liquids and ethylene during the period compared with year-end 1999 levels. Controllable costs, which are comprised of operating expenses and selling, general and administrative expenses, were $457 million during the period. The business experienced increased fuel and utility costs, as well as costs commensurate with higher production levels of certain products. Depreciation and amortization costs were $57 million, while taxes other than income taxes were $20 million. If annualized, both of these items would be slightly higher than corresponding amounts in the prior year.

During the six-month period ended June 30, 2000, the business experienced higher ethylene margins and production volumes, as well as increased propylene, other chemicals, and plastic pipe margins and volumes. The second quarter of 2000 was negatively impacted by the expiration of the business' composition of matter patents on crystalline polypropylene in March, which led to lower licensing income. Earnings from the K-Resin business were also lower during the period. In late March 2000, the K-Resin facility was damaged by an explosion and fire, and the facility was idled.

YEAR ENDED DECEMBER 31, 1999

Net income was $147 million in 1999. Excluding special items, net operating income was $129 million.

Sales and other operating revenues increased, primarily the result of higher sales prices for ethylene and other key products, as well as increased sales volumes for polyethylene. Equity in earnings of affiliated companies benefited from improved earnings from the international polyethylene joint ventures in China and Singapore and also from improved earnings from Sweeny Olefins Limited Partnership. Other revenues in 1999 primarily represented favorable contingency settlements.

Purchased products reflected higher feedstock costs for natural gas liquids and ethylene. Controllable costs decreased, the result of general cost control efforts across all business lines, along with lower operating costs following various production facility shutdowns in 1999.

Net operating income reflected lower polyethylene margins that resulted from increased ethylene feedstock costs that could not be fully recovered in the polyethylene market, although demand remained firm. Ethylene margins, after moving downward in the previous year, trended upward through 1999, even though natural gas liquids feedstock prices increased substantially. This reflected continued strong demand for ethylene. Margins on certain other olefins and polyethylene pipe improved as well.

Olefins and polyolefins facilities operated well in 1999, with higher ethylene and polyethylene production than the previous year. Ethylene production was negatively impacted in the prior year by a maintenance turnaround and a weather-related shutdown of the Sweeny, Texas facility. Polyethylene production was higher at the three chemical production facilities: the 100%-owned Houston Chemical Complex, a 50%-owned plant in Singapore and a 40%-owned facility in China.

Results from specialty chemicals were down, mainly resulting from lower margins and higher operating expenses. The company's K-Resin facility, located at the Houston Chemical Complex, was damaged by a flash fire in June 1999. Portions of the damaged plant were repaired and restarted in 1999.

Paraxylene and cyclohexane were produced at the Puerto Rico facility. Paraxylene margins remained depressed in 1999, although they did improve somewhat in the fourth quarter. Paraxylene margins were in a cyclical downturn due to weak demand and industry overcapacity. Paraxylene production volumes decreased in 1999, mainly due to operating problems and weather-related shutdowns in the first half of the year.

CPCHEM OUTLOOK

The overall decline in the chemicals industry that began in the second half of 2000 and the weakened U.S. economy continued to negatively impact CPChem in 2001, resulting in excess capacity, reduced product demand and lower margins in most business lines. In addition, a strong dollar, which negatively affects exports, along with the higher-than-anticipated fuel and feedstock costs that were experienced throughout the first half of the year, also made conditions difficult. CPChem expects existing conditions to continue to be a challenge for the near term.

CPCHEM LIQUIDITY AND CAPITAL RESOURCES

                                                 Contractual Cash Obligation Payments Due by Period
                                                 --------------------------------------------------

                                            less than                             greater than
As of December 31, 2001, IN MILLIONS          1 Year     2-3 Years     4-5 Years     5 Years        Total
------------------------------------        ---------    ---------     ---------  ------------      -----
Secured borrowings
  (accounts receivable securitization)         $ 199        $   -         $   -      $    -        $  199
Commercial paper                                   -            -             -       1,002*        1,002*
7% notes due 2011                                  -            -             -         500           500
Other debt, including current portion              1            2             2           7            12
Operating leases                                  40           61            45         118           264
Advances to Q-Chem (estimated)                   275          125             -           -           400
                                               -----        -----         -----      ------        ------
   Total                                       $ 515        $ 188         $  47      $1,627        $2,377
                                               =====        =====         =====      ======        ======

   ----------
   * Assumes maintaining the current ability and intent to re-issue upon maturity.

CPChem has no unconsolidated limited-purpose or special-purpose entities, and therefore, has no other legal obligations that might be associated with entities of that nature, such as the purchase of such entities' capital stock or assets, the issuance of securities pursuant to a call option held by such entities or the financial support for such entities' non-performance in a commercial arrangement.

Cash balances declined $45 million during 2001. Capital and investment expenditures, net debt repayments and net member distributions exceeded cash provided by operating activities.

Cash increased $81 million in the period July 1, 2000 through December 31, 2000. Proceeds from the implementation of a commercial paper program and from the members in the forms of an advance and a note payable, along with cash provided by operating activities, were partially offset by distributions and post-closing adjustment payments to ChevronTexaco and Phillips.

OPERATING ACTIVITIES

Cash provided by operating activities totaled $371 million during 2001, including $169 million of net proceeds received from the settlement of a business interruption insurance claim associated with a March 2000 incident at the Houston Chemical Complex K-Resin plant. Reductions in accounts payable partially offset lower accounts receivable and inventory balances.

Operating activities generated $98 million during the six month period ended December 31, 2000. An increase in accounts payable was partially offset by higher inventory and accounts receivable balances.

INVESTING ACTIVITIES

Capital and investment expenditures totaled $291 million in 2001 and $112 million in the six months ended December 31, 2000. Approximately $130 million of capital and investment expenditures in 2001 was invested in Olefins and Polyolefins, $68 million in Aromatics, $74 million in Specialty Chemicals and Plastics, and the remaining $19 million at the corporate level.

CPChem currently expects to invest a total of approximately $340 million in capital and investment expenditures in 2002. Approximately 60% is budgeted to be spent in Olefins and Polyolefins, 19% in Aromatics and 16% in Specialty Chemicals and Plastics, with the remainder to be spent at the corporate level.

In addition to the capital and investment expenditures budget described above, CPChem expects to advance Qatar Chemical Company Ltd. (Q-Chem), a CPChem equity investment, approximately $275 million in 2002 and $125 million in 2003 under a subordinated loan agreement to be used towards the cost of construction and start-up of the Qatar complex. Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1997 to develop a major petrochemical complex in Qatar in the Middle East at an estimated cost of $1.2 billion. Construction of the complex began in October 1999, with start-up scheduled for late 2002. At December 31, 2001, $750 million had been drawn by Q-Chem under a bank financing agreement for the construction of the complex. CPChem is now required to fund any remaining construction costs, initial working capital requirements, and certain debt service and operating reserve fund requirements through advances under the subordinated loan agreement. No funding occurred in 2001. In connection with the bank financing, the co-venturers agreed that if the complex is not completed by August 2003, each will make capital contributions on a pro rata, several basis to the extent necessary to cover bank financing service requirements including, if demanded, repayment of principal. This obligation may be extended for up to one year due to force majeure. After construction is completed, the bank financing is non-recourse with respect to the co-venturers. CPChem has also agreed to provide up to $75 million of credit support to Q-Chem for cash flow needs under a contingent support agreement after construction of the complex is completed.

A CPChem subsidiary and Qatar Petroleum of Qatar signed a joint venture agreement on July 24, 2001 for the development of a second world-scale petrochemical project in the State of Qatar, scheduled for completion in 2007.

CPChem and Solvay Polymers, Inc., now BP Solvay Polyethylene, announced in June 2001 plans for the construction of a 700-million-pound-per-year, high-density polyethylene plant to be constructed at CPChem's Cedar Bayou facility. CPChem and BP Solvay Polyethylene will each own 50% of the plant, scheduled for start-up in late 2002.

FINANCING ACTIVITIES

Cash used in financing activities totaled $152 million during 2001. Commercial paper outstanding decreased $783 million and a note payable to ChevronTexaco was repaid, largely with proceeds from the issuance of private placement notes and monies received in connection with the implementation of a trade receivables securitization program discussed below. CPChem borrowed $50 million from ChevronTexaco in February 2001 in addition to the $50 million note that was outstanding at December 31, 2000. These notes, totaling $100 million, were repaid on March 19, 2001 with proceeds from the issuance of the private placement notes described below, and the credit agreement with ChevronTexaco was terminated.

On March 19, 2001, Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. The LLC and the LP subsequently filed a joint registration statement on Form S-4 with the SEC, as amended and declared effective May 10, 2001, to register exchange notes with terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable. The notes are due in March 2011 and interest is payable semiannually, with the first interest payment paid on September 15, 2001. Proceeds from this debt issuance were used to repay the notes payable to ChevronTexaco, to retire a portion of outstanding commercial paper obligations and for general corporate purposes.

In May 2001, CPChem entered into a trade receivables securitization agreement that expires in May 2002. The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding. As the receivables are collected by CPChem, borrowings under the agreement are reduced or security interests in new trade receivables are granted. At December 31, 2001, $199 million of borrowings, classified as secured borrowings, were outstanding under the trade receivables securitization agreement, secured by $313 million of trade receivables. CPChem intends to request an extension of the expiration date of the agreement to May 2003.

CPChem has separate $700 million and $900 million revolving credit agreements with a syndicate of banks. The agreements expire in July 2002 and July 2003, respectively. The July 2002 agreement, which replaced the previous $900 million 364-day revolving credit agreement that expired in July 2001, provides that CPChem may, at its option, extend the date for repayment by one year of any borrowings outstanding on July 1, 2002. Both facilities are used to support the commercial paper program. There were no borrowings outstanding under any of the credit agreements at December 31, 2001 and 2000. CPChem intends to request extensions of the expiration dates of the agreements or replace the existing agreements with new agreements with similar terms.

Phillips advanced CPChem $70 million in 2000 in connection with an incident at the K-Resin plant in March 2000. Pursuant to the contribution agreement, a certain portion of the advance would be re-characterized as a member contribution each month until the plant met a pre-established production threshold. Accordingly, $35 million of the advance was recorded as Member Contributions during the six months ended December 31, 2000 and the remainder was recorded as Member Contributions during 2001. Beginning in January 2002, Phillips will contribute an additional $3.2 million per month, to a maximum of $38.4 million, until a pre-established production threshold is met. In addition, Phillips will remit additional contributions, to a maximum of $30 million, should earnings from the K-Resin business fail to meet pre-established targets as agreed to, and as later amended, in the contribution agreement.

CPChem believes cash requirements over the next twelve months will be funded through a combination of cash on hand, cash flows from operations, available lines of credit and/or future debt issuances.

CPCHEM OTHER

RISK AND OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

CYCLICALITY AND OVERCAPACITY IN THE PETROCHEMICALS AND PLASTICS BUSINESS. The petrochemicals and plastics industry is both cyclical and volatile. Historically, the industry has experienced alternating periods of tight supply, resulting in increased prices and profit margins. This is typically followed by periods of substantial capacity expansion, resulting in oversupply and declining prices and profit margins. As a result of changes in demand for products, changes in energy prices and changes in economic conditions around the world, CPChem's profit margins may fluctuate, not only from year to year, but also from quarter to quarter.

Currently, industry-wide capacity expansions have also contributed to a decline in the profit margin of some of CPChem's products. There can be no guarantee that future growth in product demand will be sufficient to utilize this additional capacity. Fluctuations in capacity and supply can cause volatility in profit margins.

FEEDSTOCK COSTS AND OTHER EXTERNAL FACTORS. Due to the commodity nature of the products CPChem sells, market position cannot necessarily be protected by product differentiation or by passing on cost increases to customers. Accordingly, price increases in raw materials and other costs may not correlate with changes in the prices received for products. Feedstock prices can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors that can cause volatility in feedstock prices, demand for products, product prices and volumes, and margin deterioration include general economic conditions, the level of business activity in user industries, competitors' actions, international events and circumstances, product and process technology changes, and governmental regulation in the United States and abroad.

Although CPChem produces feedstocks to meet a portion of its demand and has long-term feedstock supply contracts with affiliates of its parents and others, CPChem is still subject to volatile feedstock prices. Extreme volatility, such as that experienced at the beginning of the fourth quarter of 2000, can result in the need to temporarily idle or curtail production units.

ENVIRONMENTAL, HEALTH AND SAFETY. The chemicals and plastics business is highly regulated, subject to increasingly stringent laws and regulations addressing environmental, health and safety matters. A violation of these laws and regulations or permit conditions can result in substantial fines, criminal sanctions, permit revocation and/or facility shutdowns.

Under some laws, including in the United States the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), the Resource Conservation and Recovery Act of 1976, and the laws of many states, CPChem may be subject to joint and several liability regarding environmental contamination on or from its current and former properties, as well as other locations where it has disposed or arranged for disposal of wastes, or where feedstock or products have spilled. Depending on the circumstances, such liabilities may involve, for example, investigation or clean-up costs, claims for damages to natural resources, or punitive damage claims. In addition, CPChem may be the subject of toxic tort claims seeking compensatory and punitive damages for alleged impacts on human health or the environment.

There are risks associated with the production of chemicals and plastics, such as operational hazards and unforeseen interruptions caused by events beyond CPChem's control. These include accidents, the breakdown or failure of equipment or processes, and catastrophic events. These events can result in injury or loss of life and extensive property or environmental damage. In addition, the handling of chemicals has the potential for serious impacts on human health and the environment. Liabilities incurred and interruptions in operations caused by these events have the potential to materially affect consolidated results of operations, financial position and liquidity. While CPChem maintains adequate general and business interruption insurance, insurance proceeds may not be adequate to fully cover substantial liabilities incurred, lost revenues or increased expenses.

INTERNATIONAL OPERATIONS. International operations are exposed to political, economic and regulatory risks not faced by businesses that operate only in the United States. A portion of CPChem's operations are outside the United States, with manufacturing facilities in existence or under construction in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Assets located outside of the U.S. as of December 31, 2001 totaled $564 million and net sales from non-U.S. operations were $627 million in 2001. These international operations are subject to risks similar to those affecting CPChem's U.S. operations in addition to a number of other risks, including differences and unexpected changes in regulatory and tax environments, difficulties in enforcing contractual rights, devaluations and fluctuations in currency exchange rates which may adversely affect revenues and margins, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates. Other risks include, but are not limited to, exposure to different legal standards, impositions or increases of investment and other restrictions by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability and difficulties in staffing and managing operations, particularly in remote locations.

FOREIGN CURRENCY RISK. Internationally, CPChem operates facilities in six foreign countries and sells product in many other countries, resulting in transactions denominated in various currencies. As such, CPChem is exposed to foreign currency risk to the extent there are fluctuations in the exchange rates of local currencies in those countries against the U.S. dollar and other foreign currencies. The potential foreign currency transaction gain or loss from a hypothetical 10% change in the exchange rates of those local currencies against the U.S. dollar at December 31, 2001 was approximately $6 million in the aggregate.

INTEREST RATE RISK. Because CPChem's commercial paper obligations have maturities of 90 days or less and are generally reissued upon maturity, the debt is considered variable-rate based. The secured debt issued in connection with the accounts receivable securitization program is also variable-rate based. A hypothetical 100 basis point change (a one percentage point change) in the weighted average interest rates of the outstanding balances at December 31, 2001 of these debt instruments would impact interest expense by approximately $12 million annually in the aggregate.

CONTINGENCIES

In the case of all known contingencies, CPChem records an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries. Based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem's liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

CPChem is a party to a number of legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made. While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets. This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable. That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated. The liability is adjusted each year for accretion, with a charge to the statement of operations. SFAS No. 143 will become effective for CPChem beginning January 1, 2003. CPChem is currently reviewing the new standard to determine what impact, if any, that implementation of this standard will have on consolidated results of operations and financial position.

CPChem adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. This new standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business from Accounting Principles Board Opinion No.30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss as the difference between the carrying value and the fair value for assets to be held and used only if the carrying amount is greater than the undiscounted cash flows it produces; however, for all assets classified as held for sale, SFAS No. 144 requires that depreciation on the assets ceases and that assets be measured at the lower of carrying value or fair value, less cost to sell. Implementation of this standard is not expected to have a material adverse effect on consolidated results of operations, financial position or liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - CPChem Other."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

    Report of Management                                                                       31
    Report of Independent Auditors                                                             32
    Consolidated Statement of Operations
       for the year ended December 31, 2001 and
       the period July 1, 2000 (inception) through December 31, 2000                           33
    Consolidated Balance Sheet
       at December 31, 2001 and December 31, 2000                                              34
    Consolidated Statement of Members' Capital
       for the year ended December 31, 2001 and
       the period July 1, 2000 (inception) through December 31, 2000                           35
    Consolidated Statement of Cash Flows
       for the year ended December 31, 2001 and
       the period July 1, 2000 (inception) through December 31, 2000                           36
    Notes to Consolidated Financial Statements                                                 37
    Selected Quarterly Financial Data (Unaudited)                                              59

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

PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS

    Report of Independent Auditors                                                             60
    Combined Statement of Income
       for the six months ended June 30, 2000 and the year ended December 31, 1999             61
    Combined Statement of Cash Flows
       for the six months ended June 30, 2000 and the year ended December 31, 1999             62
    Combined Statement of Parent Company Investment
       and Accumulated Comprehensive Income
       for the six months ended June 30, 2000 and the year ended December 31, 1999             63
    Notes to Combined Financial Statements                                                     64

CHEVRON CHEMICAL COMPANY C CHEM BUSINESS

    Report of Independent Accountants                                                          74
    Combined Statement of Income
       for the six months ended June 30, 2000 and the year ended December 31, 1999             75
    Combined Statement of Changes in Owner's Net Investment
       for the six months ended June 30, 2000 and the year ended December 31, 1999             76
    Combined Statement of Cash Flows
       for the six months ended June 30, 2000 and the year ended December 31, 1999             77
    Notes to Combined Financial Statements                                                     78

                              Report of Management

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Chevron Phillips Chemical Company LLC (CPChem). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where necessary, amounts that are based on management's best estimate and judgment.

Management is also responsible for maintaining an internal control structure designed to provide reasonable assurance that CPChem's assets are safeguarded from unauthorized use and that transactions are recorded properly to permit the preparation of accurate financial information. Such internal control structure is based upon established policies and procedures and is monitored by an internal audit department that conducts a program of internal audits and independently assesses the effectiveness of internal controls. Management believes that the system of internal controls in place at December 31, 2001 provides reasonable assurance that the books and records accurately reflect the transactions of CPChem and there has been compliance with established policies and procedures.

The Audit Committee of the Board of Directors meets regularly with members of management, the internal auditors and the independent auditors to discuss the adequacy of CPChem's internal controls, results of internal audits, the independent auditors' findings and opinion, financial information and related matters. Both the independent auditors and the internal auditors have free and direct access to the Audit Committee, with and without management present.

/s/ James L. Gallogly                   /s/ C. Kent Potter                   /s/ Greg G. Maxwell
---------------------                  -------------------                  --------------------
   James L. Gallogly                      C. Kent Potter                        Greg G. Maxwell
   President and Chief                    Senior Vice President                 Vice President
   Executive Officer                      and Chief Financial                   and Controller
                                          Officer

   February 1, 2002

                         Report of Independent Auditors

To the Board of Directors of Chevron Phillips Chemical Company LLC:

We have audited the accompanying consolidated balance sheets of Chevron Phillips Chemical Company LLC and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, members' capital and cash flows for the year ended December 31, 2001 and the period July 1, 2000 (inception) through December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chevron Phillips Chemical Company LLC and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001 and for the period July 1, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 1, 2002

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                      Consolidated Statement of Operations

                                                                                     July 1, 2000
                                                               Year ended        (inception) through
MILLIONS                                                   December 31, 2001       December 31, 2000
--------                                                   -----------------     -------------------
Revenue
  Net sales                                                      $5,871                  $3,402
  Equity in net loss of affiliates                                  (65)                     (3)
  Other income                                                      204                      64
                                                                 ------                  ------
      Total revenue                                               6,010                   3,463
                                                                 ------                  ------

Costs and Expenses
  Cost of goods sold                                              5,733                   3,171
  Selling, general and administrative                               509                     290
  Asset impairments                                                  44                     137
  Research and development                                           60                      23
                                                                 ------                  ------
      Total costs and expenses                                    6,346                   3,621
                                                                 ------                  ------

Loss Before Interest and Taxes                                     (336)                   (158)

  Interest income                                                     9                      10
  Interest expense                                                 (104)                    (65)
                                                                 ------                  ------

Loss Before Taxes                                                  (431)                   (213)

  Income taxes                                                      (49)                    (28)
                                                                 ------                  ------

Net Loss                                                         $ (480)                 $ (241)
                                                                 ======                  ======

                 See Notes to Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                           Consolidated Balance Sheet

                                     ASSETS

                                                                       December 31,
 MILLIONS                                                         2001              2000
 --------                                                         ----              ----
Current assets
  Cash and cash equivalents                                   $       111     $         156
  Accounts receivable, net - trade                                    674               874
  Accounts receivable, net - affiliates                               108               137
  Inventories                                                         638               878
  Other current assets                                                 20                20
                                                              -----------     -------------
      Total current assets                                          1,551             2,065
                                                              -----------     -------------

Property, plant and equipment                                       7,550             7,636
Less: accumulated depreciation                                      3,582             3,507
                                                              -----------     -------------
      Net property, plant and equipment                             3,968             4,129
                                                              -----------     -------------

Investment in affiliates                                              259               336
Other assets and deferred charges                                      82               143
                                                              -----------     -------------

Total Assets                                                  $     5,860     $       6,673
                                                              ===========     =============

                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Accounts payable - trade                                    $       335     $         649
  Accounts and note payable - affiliates                              114               196
  Accrued income and other taxes                                       57                43
  Accrued salaries, wages and benefits                                 89                17
  Secured borrowings                                                  199                 -
  Other current liabilities                                            26                 5
                                                              -----------     -------------
      Total current liabilities                                       820               910

Long-term debt                                                      1,507             1,784
Advance payable to member                                               -                35
Other liabilities and deferred credits                                 99               101
                                                              -----------     -------------

      Total liabilities                                             2,426             2,830

Members' capital                                                    3,450             3,849
Accumulated other comprehensive loss                                  (16)               (6)
                                                              -----------     -------------

Total Liabilities and Members' Capital                        $     5,860     $       6,673
                                                              ===========     =============

                 See Notes to Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                   Consolidated Statement of Members' Capital

                                                                             Accumulated
                                                                               Other
                                                            Members'        Comprehensive
MILLIONS                                                    Capital             Loss                 Total
--------                                                --------------     ----------------     --------------
Contributions from Members on July 1, 2000,
  net of Adjustments                                       $ 5,747              $  -                $ 5,747
                                                                                                    -------

  Net loss                                                    (241)                -                   (241)
  Foreign currency translation adjustments                       -                (6)                    (6)
                                                                                                    -------
      Total comprehensive loss                                   -                 -                   (247)
                                                                                                    -------
  Distributions to members                                  (1,692)                -                 (1,692)
  Member contributions                                          35                 -                     35
                                                           -------              ----                -------
Balance on December 31, 2000                                 3,849                (6)                 3,843
                                                           -------              ----                -------

  Net loss                                                    (480)                -                   (480)
  Foreign currency translation adjustments                       -               (10)                   (10)
                                                                                                    -------
      Total comprehensive loss                                   -                 -                   (490)
                                                                                                    -------
  Distributions to members                                     (20)                -                    (20)
  Member contributions                                         101                 -                    101
                                                           -------              ----                -------

Balance on December 31, 2001                               $ 3,450              $(16)               $ 3,434
                                                           =======              ====                =======

                 See Notes to Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                      Consolidated Statement of Cash Flows

                                                                                              July 1, 2000
                                                                         Year Ended       (inception) through
MILLIONS                                                             December 31, 2001      December 31, 2000
--------                                                             -----------------     ------------------
Cash Flows From Operating Activities
  Net loss                                                                $(480)               $  (241)
  Adjustments to reconcile net loss to net cash flows
    provided by operating activities
      Depreciation, amortization and retirements                            381                    151
      Asset impairments                                                      44                    137
      Deferred income taxes                                                  44                     27
      Undistributed equity in losses of affiliates, net                      67                      3
                                                                          -----                -------
    Changes in operating working capital
      Decrease (increase) in accounts receivable                            238                    (65)
      Decrease (increase) in inventories                                    234                   (153)
      Decrease (increase) in other current assets                            (3)                     3
      Increase (decrease) in accounts payable                              (333)                   256
      Increase (decrease) in accrued income and other taxes                  13                     (8)
      Increase (decrease) in other current liabilities                       87                    (13)
                                                                          -----                -------
    Total changes in operating working capital                              236                     20
    Other operating cash flow activity                                       79                      1
                                                                          -----                -------
      Net cash flows provided by operating activities                       371                     98
                                                                          -----                -------

Cash Flows From Investing Activities
  Capital and investment expenditures                                      (291)                  (112)
  Decrease in investments                                                    27                      -
                                                                          -----                -------
      Net cash flows used in investing activities                          (264)                  (112)
                                                                          -----                -------

Cash Flows From Financing Activities
  Increase (decrease) in commercial paper, net                             (783)                 1,784
  Proceeds from the issuance of other long-term debt                        509                      -
  Increase in secured borrowings, net                                       199                      -
  Increase (decrease) in note payable to member, net                        (50)                    50
  Advance from member                                                         -                     70
  Contributions from members                                                  6                      -
  Distributions to members                                                  (20)                (1,692)
  Post-closing adjustments to members                                       (13)                  (117)
                                                                          -----                -------
      Net cash flows provided by (used in)
          financing activities                                             (152)                    95
                                                                          -----                -------

Net Increase (Decrease) in Cash and Cash Equivalents                        (45)                    81
Cash and Cash Equivalents at Beginning of Period                            156                     75
                                                                          -----                -------
Cash and Cash Equivalents at End of Period                                $ 111                $   156
                                                                          =====                =======
Supplemental Disclosures of Cash Flow Information
  Cash paid for interest                                                  $  88                $    16
                                                                          =====                =======
  Cash paid for income taxes                                              $   4                $     4
                                                                          =====                =======

                 See Notes to Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                   Notes to Consolidated Financial Statements

              Index                                                        Page
              -----                                                        ----
                1. Formation and Nature of Operations                       37
                2. Summary of Significant Accounting Policies               38
                3. Transactions with Affiliates                             40
                4. Business Interruption Insurance Settlement               41
                5. Inventories                                              41
                6. Investments                                              42
                7. Property, Plant and Equipment                            43
                8. Environmental Liabilities                                44
                9. Debt                                                     44
               10. Contingencies                                            46
               11. Credit Risk                                              46
               12. Operating Leases                                         46
               13. Benefit Plans                                            47
               14. Taxes                                                    49
               15. Segment and Geographic Information                       50
               16. Fair Values of Financial Instruments                     53
               17. Consolidating Financial Statements                       53

Note 1. Formation and Nature of Operations

          On July 1, 2000, Chevron Corporation, now ChevronTexaco Corporation (ChevronTexaco), and Phillips Petroleum Company (Phillips) combined their worldwide chemicals and plastics businesses, excluding ChevronTexaco's Oronite additives business, into a new company, Chevron Phillips Chemical Company LLC. The company, through its subsidiaries, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Phillips Chemical Company LLC is a limited liability company formed under Delaware law, owned 50% each by ChevronTexaco and Phillips (collectively, the members). For accounting purposes, the combination was accounted for on the historical basis of the assets and liabilities contributed.

          The company is governed by a Board of Directors currently comprised of six representatives under the terms of a limited liability company agreement. ChevronTexaco and Phillips each have two voting representatives, and the chief executive officer and the chief financial officer of CPChem are non-voting representatives. Certain major decisions and actions require the unanimous approval of the voting representatives.

Note 2. Summary of Significant Accounting Policies

          BASIS OF FINANCIAL STATEMENTS - The accompanying consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, "CPChem"). All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Investments in affiliates in which CPChem owns 20% to 50% of voting control are accounted for using the equity method. Other securities and investments, if any, are carried at the lower of cost or market. Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

          ESTIMATES, RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

          Accounts receivable at December 31, 2001 is shown net of a $6 million allowance for estimated non-recoverable amounts and net of a $3 million allowance at December 31, 2000.

          CPChem has manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. There are varying degrees of risk and uncertainty in each of these countries. CPChem insures its business and assets against insurable risk in a manner it deems appropriate. Because of the diversity of CPChem, management believes that the risk of loss from noninsurable events in any one business or country would not have a material adverse effect on operations as a whole.

          REVENUE RECOGNITION - CPChem follows the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Sales of petrochemicals, plastics, natural gas liquids and other items, including by-products, are recorded when title passes to the customer. Revenues from royalties for licensed technology are generally recorded based on volumes produced by the licensee. Sales are presented net of discounts and allowances. Freight costs billed to customers are recorded as a component of revenue.

          CASH AND CASH EQUIVALENTS - Cash equivalents are highly liquid short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from date of purchase.

          INVENTORIES - Product inventories are valued at the lower of cost or market, aggregated at the segment level for dollar-value, last-in, first-out (LIFO) pools. For U.S. operations, cost is primarily determined using the LIFO method. Lower-of-cost-or-market write-downs for LIFO-valued inventory are considered temporary. For operations outside the United States, product inventories are valued using a combination of the first-in, first-out (FIFO) and weighted average methods. Materials and supplies inventories are carried at the lower of average cost or market.

          PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment (PP&E) is stated at cost. PP&E are assets, defined as property units, with an economic life beyond one year. Initial contributions of PP&E from ChevronTexaco and Phillips were recorded at their book values. Depreciation and amortization is computed using the straight-line method over the estimated future useful lives of the related assets.

          IMPAIRMENT OF ASSETS - Long-lived assets used in operations are assessed for possible impairment when changes in facts and circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets - generally at a product line level. If, upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. The fair values of impaired assets are determined based on quoted market prices in active markets, if available, or on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group.

          The expected future cash flows used for impairment reviews and related fair value calculations are based on projected production and sales volumes, prices and costs, considering all available evidence at the date of review.

          MAINTENANCE AND REPAIRS - Maintenance and repair costs, including turnaround costs of major producing units, that are not considered to be significant improvements are expensed as incurred.

          RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred.

          PROPERTY DISPOSITIONS - When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in income. When a portion of a unit of depreciable property is disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation, with no recognition of gain or loss.

          ENVIRONMENTAL COSTS - Environmental expenditures are expensed or capitalized as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefit are expensed. Liabilities for those expenditures are recorded on an undiscounted basis when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Expenditures that create future benefits or that contribute to future revenue generation are capitalized.

          CAPITALIZATION OF INTEREST - Interest costs incurred to finance projects of at least $75 million and that are longer than one year in duration are capitalized until commercial production begins. Capitalized interest is amortized over the life of the associated asset. Unamortized capitalized interest totaled $23 million at December 31, 2001 and $24 million at December 31, 2000. No interest costs were capitalized during 2001 or the period July 1, 2000 through December 31, 2000.

          INCOME TAXES - CPChem is treated as a flow-through entity for U.S. income tax purposes whereby each member is taxable on its respective share of income. However, CPChem is directly liable for U.S. and state income and franchise taxes on certain legal entities and for any foreign taxes incurred. CPChem follows the liability method of accounting for these income taxes.

          COMPREHENSIVE LOSS - CPChem's only item of other comprehensive loss resulted from the translation into U.S. dollars of the financial statements of foreign subsidiaries and corporate joint ventures whose functional currencies are not the U.S. dollar.

          ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was implemented effective January 1, 2001. Implementation of this standard had no material effect on consolidated results of operations, financial position or liquidity, as CPChem generally does not use derivative instruments.

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

          CPChem adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. This new standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business from Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss as the difference between the carrying value and the fair value for assets to be held and used only if the carrying amount is greater than the undiscounted cash flows it produces; however, for all assets classified as held for sale, SFAS No. 144 requires that depreciation on the assets ceases and that the assets be measured at the lower of carrying value or fair value, less cost to sell. Implementation of this standard is not expected to have a material adverse effect on consolidated results of operations, financial position or liquidity.

Note 3. Transactions with Affiliates

          Significant transactions with affiliated parties were as follows:

                                                                                July 1, 2000
                                                            Year ended      (inception) through
               MILLIONS                                  December 31, 2001    December 31, 2000
               --------                                  -----------------    -----------------
               Net sales (a)                                 $       799           $     412
               Other income                                           22                  14
               Cost of goods sold (b,c)                            1,310                 923
               Selling, general and administrative (c)                64                 143

          (a) CPChem sells ethylene residue gas to Phillips' crude oil refining operations, Specialty Chemicals and Plastics products and Aromatics by-products to ChevronTexaco, and feedstocks and various services to non-consolidated equity companies, all at prices that approximate market.

          (b) Phillips sells CPChem natural gas liquids feedstocks for olefins products, and provides common facility services such as steam generation, waste and water treatment, and warehouse facilities. CPChem purchases feedstocks from ChevronTexaco for the Aromax -Registered Trademark- and paraxylene units at Pascagoula, Mississippi. In addition, ChevronTexaco provides common facility and manufacturing services at the Pascagoula facility.

          (c) Phillips and ChevronTexaco provide various services to CPChem under transition services agreements.

          Services provided under the transition services agreements with ChevronTexaco and Phillips included various activities such as certain treasury, legal, accounting, human resource and building administration, and environmental services. Certain information technology support, research and development, engineering and construction services were also provided. The primary term of the transition services agreements is two years, but specific services can be canceled with 30 days notification. Substantially all staff services provided under the transition services agreements were discontinued in the first quarter of 2001.

          Due to an incident at Phillips' K-Resin -Registered Trademark-styrene-butadiene copolymer plant in March 2000 (before CPChem was formed), the K-Resin facility that was contributed to CPChem was idled. Under the contribution agreement, upon formation of CPChem, Phillips agreed to indemnify CPChem for all physical loss or damage, and repair to the facility. In addition, Phillips advanced CPChem $70 million in 2000. Pursuant to the agreement, a certain portion of the advance would be re-characterized as a member contribution each month until the plant met a pre-established production threshold. Accordingly, $35 million of the advance was recorded as Member Contributions during the six months ended December 31, 2000, with the remainder of the advance included in Other Liabilities and Deferred Credits. During 2001, the remaining $35 million was recorded as Member Contributions. Beginning in January 2002, Phillips will contribute an additional $3.2 million per month, to a maximum of $38.4 million, until a pre-established production threshold is met. In addition, Phillips will remit additional contributions, to a maximum of $30 million, should earnings from the K-Resin business fail to meet pre-established targets as agreed to, and as later amended, in the contribution agreement.

          CPChem borrowed $50 million from ChevronTexaco in December 2000 and an additional $50 million in February 2001 under a $100 million credit agreement. Both borrowings were repaid in March 2001 with proceeds from the issuance of private placement notes, and the credit agreement with ChevronTexaco was terminated.

Note 4. Business Interruption Insurance Settlement

          In June 2001, agreement was reached among Phillips and various insurers to settle the business interruption insurance claim associated with the March 2000 incident at CPChem's (formerly Phillips') Houston Chemical Complex K-Resin styrene-butadiene copolymer plant. After adjusting for previously accrued claims, CPChem recognized $113 million in Other Income as a special item in connection with the settlement.

Note 5. Inventories

          Inventories were as follows:

                                                                        December 31,
          MILLIONS                                                  2001            2000
          --------                                                  ----            ----
          LIFO inventories
            Olefins and polyolefins products                      $    248       $     340
            Specialty chemicals and plastics products                  146             138
            Aromatics products                                          76             148
                                                                  --------       ---------
              Total LIFO inventories                                   470             626
                                                                  --------       ---------
          Non-LIFO inventories
            Olefins and polyolefins products                            60             110
            Specialty chemicals and plastics products                   47              41
            Aromatics products                                          17              65
                                                                  --------       ---------
              Total non-LIFO inventories                               124             216
                                                                  --------       ---------
          Materials, supplies and other                                 44              36
                                                                  --------       ---------
          Total inventories                                       $    638       $     878
                                                                  ========       =========

          A reserve was established in the fourth quarter of 2001 to adjust Aromatics' domestic dollar-value LIFO pool inventories to current net realizable value, resulting in a charge of approximately $25 million. This reserve is considered temporary and will be reversed should market conditions and prices improve in the future.

          The excess of replacement cost over book value of product inventories valued under the LIFO method was $29 million at December 31, 2001 (including the dollar-value LIFO reserve) and $158 million at December 31, 2000.

Note 6. Investments

          CPChem's investments in its affiliates, who are also engaged in the manufacturing and marketing of petrochemicals and plastics, are accounted for using the equity method. These investments consisted of the following:

                                                                                           December 31,
          MILLIONS                                                    Ownership         2001          2000
          --------                                                    ---------         ----          ----
          Saudi Chevron Phillips Company                                 50 %         $    122     $     126
          K R Copolymer Co., Ltd.                                        60 %               47            59
          Chevron Phillips Singapore Chemicals (Private) Limited         50 %               43            55
          CPChem / BP Solvay Polyethylene joint venture                  50 %               21             -
          Shanghai Golden Phillips Petrochemical Co.                     40 %               16            13
          Phillips Sumika Polypropylene Company                          60 %               10            76
          Qatar Chemical Company Ltd. (Q-Chem)                           49 %                -             5
          Other                                                        Various               -             2
                                                                                      --------     ---------
            Total investments                                                         $    259     $     336
                                                                                      ========     =========

          ----------
          * Profit/loss sharing percentage.

          Phillips Sumika Polypropylene Company (Phillips Sumika) and K R Copolymer Co., Ltd. are not consolidated because CPChem does not have majority voting control of these entities.

          Dividends received from equity investments totaled $2 million in 2001. No dividends were received in the period July 1, 2000 through December 31, 2000.

          CPChem and Solvay Polymers, Inc., now BP Solvay Polyethylene, announced in June 2001 plans for the construction of a 700-million-pound-per-year, high-density polyethylene plant to be constructed at CPChem's Cedar Bayou facility. CPChem and BP Solvay Polyethylene will each own 50% of the plant, scheduled for start-up in late 2002.

          Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1997 to develop a major petrochemical complex in Qatar in the Middle East at an estimated cost of $1.2 billion. Construction of the complex began in October 1999, with start-up scheduled for late 2002. At December 31, 2001, $750 million had been drawn by Q-Chem under a bank financing agreement for the construction of the complex. CPChem is now required to fund any remaining construction costs, initial working capital requirements, and certain debt service and operating reserve fund requirements through advances under a subordinated loan agreement with Q-Chem. No funding occurred in 2001. In connection with the bank financing, the co-venturers agreed that if the complex is not completed by August 2003, each will make capital contributions on a pro rata, several basis to the extent necessary to cover bank financing service requirements including, if demanded, repayment of principal. This obligation may be extended for up to one year due to force majeure. After construction is completed, the bank financing is non-recourse with respect to the co-venturers. CPChem has also agreed to provide up to $75 million of credit support to Q-Chem for cash flow needs under a contingent support agreement after construction of the complex is completed.

          Aggregate summarized financial information for Phillips Sumika, a significant investment from time to time as defined by the SEC that is accounted for using the equity method, was as follows:


                                                                          July 1, 2000
                                                    Year ended         (inception) through
                MILLIONS                         December 31, 2001       December 31, 2000
                --------                         -----------------     -------------------
                Revenues                            $    187                $   117
                Loss before income taxes                (176)                   (20)
                Net loss                                (176)                   (20)

                                                 December 31, 2001      December 31, 2000
                                                 -----------------      -----------------
                Current assets                      $     52                $    54
                Noncurrent assets                         66                    209
                Current liabilities                       85                     60
                Noncurrent liabilities                     -                      -

          Phillips Sumika recorded a $137 million impairment charge in the fourth quarter of 2001. CPChem recorded $46 million of charges as equity in net loss of affiliates in the consolidated statement of operations representing its share of the impairment charge, adjusted for the difference between CPChem's carrying value of its investment in Phillips Sumika and CPChem's equity in its net assets.

          Aggregate summarized financial information for all other investments accounted for using the equity method was as follows:

                                                                          July 1, 2000
                                                    Year ended        (inception) through
                MILLIONS                         December 31, 2001      December 31, 2000
                --------                         -----------------     ------------------
                Revenues                            $    631                $    414
                Income (loss) before
                   income taxes                           (9)                     26
                Net income (loss)                        (14)                     25
                                                 December 31, 2001      December 31, 2000
                                                 -----------------      -----------------
                Current assets                       $   236                $    316
                Noncurrent assets                      1,633                   1,333
                Current liabilities                      263                     271
                Noncurrent liabilities                 1,253                     984

Note 7. Property, Plant and Equipment

          Property, plant and equipment was as follows:

                                                                                December 31,
                MILLIONS                                                   2001             2000
                --------                                              ----------        ---------
                Olefins and polyolefins                                $    4,497        $   4,507
                Specialty chemicals and plastics                            1,531            1,477
                Aromatics                                                   1,326            1,516
                Other                                                         196              136
                                                                       ----------        ---------
                  Gross property, plant and equipment, at cost              7,550            7,636
                Accumulated depreciation                                    3,582            3,507
                                                                       ----------        ---------
                  Net property, plant and equipment                    $    3,968        $   4,129
                                                                       ==========        =========

          Approximately $6.015 billion of gross property, plant and equipment at December 31, 2001 consisted of chemical plant assets depreciated on estimated useful lives of approximately 25 years. Other non-plant items, such as furniture, fixtures, buildings and automobiles, have estimated useful lives ranging from 5 to 45 years, with a weighted average of 28 years.

          CPChem recorded before-tax asset impairment charges totaling $44 million in 2001. Of these charges, $42 million was recorded in the third quarter of 2001 related to the Puerto Rico facility, part of the Aromatics segment, which resulted from the outlook for future margin conditions. The present value of projected future cash flows was used to determine fair value. The remaining $2 million of impairment charges was recorded in the fourth quarter of 2001, related to a polyethylene pipe manufacturing facility that is part of the Olefins and Polyolefins segment.

          In addition to the impairment charges described above, CPChem recorded $104 million of charges during 2001 as depreciation expense, included as a component of Cost of Goods Sold, for permanent shutdowns in 2001 of an ethylene unit at Sweeny, cyclohexane and benzene units in Puerto Rico, and a developmental reactor at the Houston Chemical Complex, as well as accelerated depreciation associated with the planned permanent shutdown in February 2002 of two particle loop reactors at the Orange polyethylene plant. The gross value of assets retired was $338 million, with $247 million of associated accumulated depreciation.

          Before-tax asset impairment charges totaling $137 million were recorded in the period July 1, 2000 through December 31, 2000. Approximately $135 million of the charges related to the write-down of the Puerto Rico facility, resulting from the outlook for future margin conditions and a shift in strategic direction for the facility. The present value of projected future cash flows was used to determine fair value.

Note 8. Environmental Liabilities

          CPChem is subject to federal, state and local environmental laws and regulations that may result in obligations to mitigate or remove the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at its sites. Accrued undiscounted environmental liabilities totaled $7 million at December 31, 2001 and $8 million at December 31, 2000. Approximately $1 million of environmental expenses were paid in 2001. No environmental costs were accrued that were associated with discontinued or sold operations.

Note 9. Debt

          Long-term debt, net of applicable debt discounts, as shown on the consolidated balance sheet was as follows:

                                                           December 31,
                MILLIONS                               2001            2000
                --------                               ----            ----
                Commercial paper                    $   1,002       $   1,800
                7% notes due 2011                         500               -
                Other                                      11               -
                                                     --------       ---------
                   Subtotal                             1,513           1,800
                Unamortized debt discount                  (6)            (16)
                                                    ---------       ---------
                   Total                            $   1,507       $   1,784
                                                    =========       =========

          CPChem has separate $700 million and $900 million revolving credit agreements with a syndicate of banks. The agreements expire in July 2002 and July 2003, respectively. The July 2002 agreement, which replaced the previous $900 million 364-day revolving credit agreement that expired in July 2001, provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on July 1, 2002. Both facilities are used to support the commercial paper program. The agreements contain covenants and events of default typical of bank revolving credit facilities, such as restrictions on liens, with certain exceptions, and maintenance of ownership of CPChem by ChevronTexaco and Phillips of at least 50% in the aggregate. Provisions under these agreements are not considered restrictive to normal operations. The rates of interest of both existing agreements vary, depending on market rates and CPChem's long-term debt rating. There were no borrowings outstanding under any of the credit agreements at December 31, 2001 and 2000. CPChem had borrowed funds outstanding for one day during 2001 under the July 2003 credit agreement. No borrowings were made under any of these credit agreements during the six months ended December 31, 2000. CPChem intends to request extensions of the expiration dates of the credit agreements or replace the existing agreements with new agreements with similar terms.

          Notes issued under CPChem's commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less. These commercial paper borrowings are classified as Long-Term Debt on the consolidated balance sheet since CPChem's intent is to refinance or replace the obligations on a long-term basis and CPChem has the option to extend the date of repayment by one year of any borrowings outstanding on July 1, 2002 under the July 2002 credit agreement. The weighted average interest rate of commercial paper was 5.01% in 2001 and 6.91% in 2000. The weighted average interest rate of commercial paper outstanding at December 31, 2001 and 2000 was 3.05% and 7.54%, respectively.

          On March 19, 2001, Chevron Phillips Chemical Company LLC (the "LLC") and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP (the "LP"), jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. The notes are due in March 2011 and interest is payable semiannually, with the first interest payment paid on September 15, 2001. The notes contain certain covenants such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations that CPChem does not consider to be restrictive to normal operations. Proceeds from this debt issuance were used to repay the notes payable to ChevronTexaco described below, to retire a portion of outstanding commercial paper obligations and for general corporate purposes. The LLC and the LP subsequently filed a joint registration statement on Form S-4 with the SEC, as amended and declared effective May 10, 2001, to register $500 million of exchange notes with terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable. Substantially all of the holders of the private placement notes tendered their notes for the registered exchange notes.

          In May 2001, CPChem entered into a trade receivables securitization agreement that expires in May 2002. The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding. As the receivables are collected by CPChem, borrowings under the agreement are reduced or security interests in new trade receivables are granted. Proceeds from the initial borrowing were used to reduce outstanding commercial paper obligations. At December 31, 2001, $199 million of borrowings, classified as short-term, were outstanding under the trade receivables securitization agreement, secured by $313 million of trade receivables. The interest rate of these borrowings was 2.06% at December 31, 2001 and averaged 3.28% during 2001. CPChem intends to request an extension of the expiration date of the agreement to May 2003.

          CPChem borrowed $50 million from ChevronTexaco in December 2000 and an additional $50 million in February 2001 under a $100 million credit agreement. Both borrowings were repaid in March 2001 with proceeds from the issuance of the private placement notes described above, and the credit agreement with ChevronTexaco was terminated.

Note 10. Contingencies

          In the case of all known contingencies, CPChem records an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries. Based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

          As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem's liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

          CPChem is a party to a number of legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made. While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

Note 11. Credit Risk

          Financial instruments that potentially subject CPChem to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are comprised of bank accounts and short-term investments with several financial institutions that have high credit ratings. CPChem's policy for short-term investments diversifies and limits exposure to credit risk. Trade receivables are dispersed among a broad customer base, both domestic and foreign, which results in limited concentrations of credit risk. CPChem maintains credit policies and procedures that minimize credit risk and exposures. Letters of credit or negotiated sales contracts are utilized when customer financial strength is considered insufficient.

Note 12. Operating Leases

          CPChem leases tank and hopper rail cars, computers, office buildings and other facilities and equipment. Total operating lease rental charges were $62 million for 2001 and $28 million for the period July 1, 2000 through December 31, 2000. Aggregate future minimum lease payments under non-cancelable leases at December 31, 2001 were as follows:

                    Year                    MILLIONS
                    ----                    --------
                    2002                    $    40
                    2003                         33
                    2004                         28
                    2005                         26
                    2006                         19
                 Thereafter                     118

Note 13. Benefit Plans

          Substantially all employees of CPChem are former employees of ChevronTexaco or Phillips. These individuals provided services to CPChem from July 1, 2000 (the formation date of CPChem) through December 31, 2000 pursuant to transition services agreements. See Note 3 for further discussion. These individuals were covered by their respective former employers' employee benefit plans through December 31, 2000 and became employees of CPChem on January 1, 2001. CPChem established its own benefit plans effective January 1, 2001, which included a health care and income protection benefit plan, a savings plan and retirement and retiree health care benefits plans. CPChem employees who were former employees of ChevronTexaco or Phillips received enhanced benefits in certain CPChem benefit plans, including credit for service while employees of ChevronTexaco or Phillips.

          PENSION AND OTHER POSTRETIREMENT HEALTH CARE

          CPChem's retirement plan is a defined benefit plan and applies to most U.S.-based employees. Eligible employees automatically participate in the plan and begin accruing benefits from January 1, 2001 or their first day of employment if employed after that date. Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with Phillips or ChevronTexaco or their affiliates. Retirement benefits are based on two types of credits: a career average pay benefit and cash balance account benefit. Both benefits are based on an employee's compensation over the years and the number of years that an employee is qualified to receive benefit credits. Pension costs are accrued and charged to expense on a current basis.

          CPChem also offers health care benefits to eligible employees, mostly U.S.-based, upon their retirement. A retiree flexible spending account is established by CPChem for eligible retirees and is funded by CPChem at the time of retirement based on years of service and marital status. Retirees may use funds in their account to purchase medical and/or dental coverage from CPChem or from private health care plans, or to pay eligible out-of-pocket health care expenses. Retirees' flexible spending accounts earn interest upon inception at market-based rates. Any changes in future health care cost rates for retirees would not impact future CPChem earnings as health care benefits for retirees are solely based on years of service and marital status.

          Net periodic benefit costs for the plans included the following components.

                                                                                 2001
                                                                                 ----
                                                                         Pension       Other
                MILLIONS                                                 Benefits     Benefits
                --------                                                 --------     --------
                Service cost benefits earned during the year             $    16      $     2
                Interest cost on projected benefit obligations                14            3
                Expected return on plan assets                                (4)           -
                Amortization of prior service costs                           12            3
                Net actuarial gain                                            (1)           -
                                                                         --------     --------
                  Net periodic pension cost                              $    37      $     8
                                                                         ========     ========

          The plans' funded status and related amounts were as follows:

                                                                          December 31, 2001
                                                                         ---------------------
                                                                         Pension       Other
                MILLIONS                                                 Benefits     Benefits
                --------                                                 --------     --------
                Change in Benefit Obligation
                  Benefit obligation at beginning of year                $    186     $     48
                  Service cost                                                 16            2
                  Interest cost                                                14            3
                  Actuarial loss                                                5            1
                  Benefits paid                                                (2)          (3)
                                                                         --------     --------
                    Benefit obligation at end of year                         219           51
                                                                         --------     --------

                Change in Plan Assets
                  Fair value of plan assets at beginning of year               38            -
                  Actual return on plan assets                                  2            -
                  Employer contributions                                       26            3
                  Benefits paid                                                (2)          (3)
                                                                         --------     --------
                  Fair value of plan assets at end of year                     64            -
                                                                         --------     --------

                Funded Status of Plan
                  Excess obligation                                          (155)         (51)
                  Unrecognized net actuarial loss                               4            2
                  Unrecognized transition obligation                            1            -
                  Unrecognized prior service cost                             141           41
                                                                         --------     --------
                  Total recognized                                       $     (9)    $     (8)
                                                                         ========     ========

                Components of total recognized
                  Prepaid pension benefits                               $      5     $      -
                  Intangible asset                                             25            -
                  Accrued benefit liability                                   (39)          (8)
                                                                         --------     --------
                  Total recognized                                       $     (9)    $     (8)
                                                                         ========     ========

          Included in the pension plans tables is an unfunded supplemental retirement plan covering key executives. The benefit obligation associated with this plan was $10 million at December 31, 2001. Also included are separate pension plans for employees of the Puerto Rico Core facility and employees of certain bargaining units within the Performance Pipe division of CPChem.

          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $220 million, $96 million and $28 million, respectively.

          Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

                                                             December 31, 2001
                                                             -----------------
                                                            Pension        Other
                                                            Benefits      Benefits
                                                            --------      --------
                Discount rate                                  7.3%         7.3%
                Expected return on plan assets                10.0            -
                Rate of increase in compensation levels        4.0            -

          CONTRIBUTION PLANS

          Defined contribution plans are available for most employees, whereby CPChem matches a percentage of the employee's contribution. CPChem contributions to the plans were expensed and funded on a current basis, and totaled $13 million in 2001.

          TERMINATION BENEFITS

          Approximately $8 million was recorded in 2001 for employee termination benefits in connection with announced workforce reductions of 242 positions at various locations. Approximately $7 million was recorded as Selling, General and Administrative expense and $1 million was recorded as Cost of Goods Sold. Termination benefits payable totaled $6 million at December 31, 2001.

Note 14. Taxes

          CPChem is treated as a flow-through entity for U.S. income tax purposes whereby each member is taxable on its respective share of income and losses. However, CPChem and its subsidiaries are directly liable for U.S. and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred. CPChem has a U.S. subsidiary operating in Puerto Rico, Chevron Phillips Chemical Puerto Rico Core Inc. (Puerto Rico Core), which is subject to U.S. federal income tax, but has been granted an exemption from certain Puerto Rico taxes, including income taxes. All Puerto Rico Core tax exemptions expire in 2002. Limited tax reduction agreements also exist in South Korea, China, Saudi Arabia and Qatar. CPChem is subject to state income tax in certain jurisdictions.

          Income tax expense in 2001 consisted of $5 million of current foreign taxes and $44 million of deferred U.S. federal income taxes. Income tax expense for the period July 1, 2000 through December 31, 2000 consisted of $1 million of current foreign taxes and $27 million of deferred U.S. federal income taxes.

          Deferred income tax assets and liabilities follow:

                                                                            December 31,
                MILLIONS                                                2001        2000
                --------                                              -------       -------
                Deferred income tax assets
                  U.S.                                               $    175       $   136
                  Foreign                                                   1             2
                                                                      -------       -------
                    Gross deferred income tax assets                      176           138
                  Valuation allowance                                    (175)          (92)
                                                                      -------       -------
                    Deferred income tax assets                              1            46
                Deferred tax liabilities - foreign                         (2)           (2)
                                                                      -------       -------
                Net deferred income tax assets (liabilities)         $     (1)      $    44
                                                                      =======       =======

          At December 31, 2001, the deferred tax assets of Puerto Rico Core were fully offset by valuation allowances. A valuation allowance of $92 million was initially established in December 2000. The valuation allowance reduced deferred tax assets of Puerto Rico Core net operating loss carryforwards and tax depreciation differences to amounts that would more likely than not be realized. During 2001, the valuation allowance was increased by $83 million so that the total valuation allowance relating to Puerto Rico Core deferred tax assets totaled $175 million at December 31, 2001. Approximately $44 million of the increase related to the deferred tax assets balance at December 31, 2000 of Puerto Rico Core. The increase in the valuation allowance in 2001 was necessitated, in part, by the Phillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of pre-merger Puerto Rico Core net operating losses. The valuation allowance was also increased in 2001 as a result of a change in the outlook for future margin conditions. Other uncertainties that may affect the realization of these assets include tax law changes and the future profitability of operations.

          Net deferred income tax assets and liabilities related to the following:

                                                                          December 31,
                MILLIONS                                             2001             2000
                --------                                             ----             ----
                Deferred income tax assets
                  Loss carryforward (expires 2011- 2021)            $      126     $       89
                  Depreciation and amortization                             45             42
                  Foreign and other                                          5              7
                                                                    ----------     ----------
                    Gross deferred income tax assets                       176            138
                  Valuation allowance                                     (175)           (92)
                                                                    ----------     ----------
                  Deferred income tax assets                                 1             46
                Deferred tax liabilities - foreign                          (2)            (2)
                                                                    ----------     ----------
                Net deferred income tax assets (liabilities)        $       (1)    $       44
                                                                    ==========     ==========

Note 15. Segment and Geographic Information

          CPChem's reporting structure is based on the grouping of similar products, resulting in the following three operating segments at December 31, 2001 and 2000:

          OLEFINS AND POLYOLEFINS - This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefins products such as ethylene and propylene. This segment also manufactures and markets polyolefin products such as polyethylene, polypropylene and polyethylene pipe. CPChem's five olefin and polyethylene production facilities are located in Texas. CPChem has 10 domestic pipe facilities and two pipe fittings facilities in the U.S., and one pipe facility in Mexico. CPChem also owns equity interests in a polypropylene facility at the Houston Chemical Complex in Pasadena, Texas, polyethylene facilities in Singapore and China, and a polyethylene pipe facility in Mexico. A major ethylene, polyethylene and hexene-1 facility, in which CPChem has a 49% equity interest, is under construction in Qatar, and a high-density polyethylene plant of which CPChem has a 50% interest, is under construction at CPChem's Cedar Bayou facility in Baytown, Texas.

          AROMATICS - This segment manufactures and markets aromatics products such as styrene, paraxylene and cyclohexane. Major production facilities are located in Mississippi, Louisiana, Texas and Puerto Rico. CPChem also owns an equity interest in an aromatics facility in Saudi Arabia.

          SPECIALTY CHEMICALS AND PLASTICS - This segment manufactures and markets a variety of specialty products such as K-Resin styrene-butadiene copolymer, normal alpha olefins and polystyrene. Major U.S. production facilities are located in Texas and Ohio, with other operations located in Belgium and China. CPChem also owns an equity interest in a K-Resin facility in South Korea.

          "Other" or "Corporate" includes items not directly attributable to CPChem's operating segments. Interest expense and income are generally retained within the Corporate segment, as are special charges related to domestic workforce reductions.

          Geographic information was as follows. Net sales was determined based on location of the operation generating the sale.


                                                         United         Foreign
                MILLIONS                                 States        Countries        Total
                --------                                 ------        ---------        -----
                NET SALES - EXTERNAL
                  Year ended December 31, 2001           $ 5,244          $ 627       $ 5,871
                  July 1, 2000 (inception)
                     through December 31, 2000             3,146            256         3,402

                INVESTMENTS
                  December 31, 2001                           31            228           259
                  December 31, 2000                           77            259           336

                PROPERTY, PLANT & EQUIPMENT, NET
                  December 31, 2001                        3,837            131         3,968
                  December 31, 2000                        3,992            137         4,129

          Financial information by segment follows. Inter-segment transactions are billed at prevailing market rates.

                                                                             Specialty
                                                  Olefins &                  Chemicals        Corporate
          MILLIONS                               Polyolefins    Aromatics    & Plastics        & Other       Consolidated
          --------                               -----------    ---------    ----------       ---------      ------------
          INVESTMENTS IN EQUITY AFFILIATES
            December 31, 2001                    $      90      $    122     $      47        $      -       $      259
            December 31, 2000                          150           127            59               -              336

          TOTAL ASSETS
            December 31, 2001                        3,106         1,043         1,463             248            5,860
            December 31, 2000                        3,568         1,355         1,529             221            6,673

          CAPITAL & INVESTMENT EXPENDITURES
            Year ended December 31, 2001               130            68            74              19              291
            July 1, 2000 (inception)
              through December 31, 2000        Not available   Not available Not available   Not available          112



                                                                         Specialty      Corporate,
 MILLIONS                                      Olefins &                 Chemicals        Other &
 --------                                    Polyolefins                & Plastics     Eliminations
 YEAR ENDED DECEMBER 31, 2001                   (O&P)       Aromatics     (SC&P)         (Other)      Consolidated
 ----------------------------                -----------    ---------   -----------    -------------  ------------
 Net sales -- external                         $  3,431     $  1,349      $   1,091       $     -      $  5,871
 Net sales -- inter-segment                         428          277             30          (735)            -
 Equity in income (loss) of affiliates              (76)          (4)            15             -           (65)(a)
 Other income                                        39           12            153             -           204 (b)
                                               --------     --------      ---------       -------      --------
  Total revenue                                   3,822        1,634          1,289          (735)        6,010
 Operating and selling costs                      3,795        1,726          1,108          (708)        5,921 (c)
 Depreciation and amortization                      247           75             57             2           381 (d)
 Asset impairments                                    2           42              -             -            44 (e)
                                               --------     --------      ---------       -------      --------
 Income (loss) before interest & taxes             (222)        (209)           124           (29)         (336)
 Interest income (expense), net                       -            -              3           (98)          (95)
 Income tax benefit (expense)                         1          (44)            (6)            -           (49)(f)
                                               --------     --------      ---------       -------      --------
 Net income (loss)                             $   (221)    $   (253)     $     121       $  (127)     $   (480)
                                               ========     ========      =========       =======      ========

   JULY 1, 2000 (INCEPTION)
 THROUGH DECEMBER 31, 2000
 -------------------------
 Net sales -- external                         $  1,915     $    949      $     538       $     -     $   3,402
 Net sales -- inter-segment                         242           90             12          (344)            -
 Equity in income (loss) of affiliates              (12)           7              2             -            (3)
 Other income                                        28            -             36             -            64 (g)
                                               --------     --------      ---------       -------      --------
   Total revenue                                  2,173        1,046            588          (344)        3,463
 Operating and selling costs                      2,035        1,066            539          (307)        3,333 (h)
 Depreciation and amortization                       90           22             39             -           151 (i)
 Asset impairments                                    -          135              -             2           137 (j)
                                               --------     --------      ---------       -------      --------
 Income (loss) before interest & taxes               48         (177)            10           (39)         (158)
 Interest income (expense), net                       1            -              -           (56)          (55)
 Income taxes                                        (1)         (25)            (2)            -           (28)(k)
                                               --------     --------      ---------       -------      --------
 Net income (loss)                             $     48     $   (202)     $       8       $   (95)     $   (241)
                                               ========     ========      =========       =======      ========

(a) Includes $43 million of net special charges, mostly CPChem's share (O&P) of an impairment charge recorded by an equity investment.

(b) Includes $117 million of net special credits, primarily a $113 million net benefit (SC&P) recorded in connection with the settlement of a business interruption insurance claim.

(c) Includes $72 million of various net special charges - $30 million in O&P, $4 million in Aromatics, $30 million in SC&P and $8 million in Other.

(d) Includes $111 million of net special charges, primarily accelerated depreciation and asset retirements totaling $86 million in O&P and $18 million in Aromatics.

(e) The $44 million of special charges for impairments relates mostly to impairment of Puerto Rico assets.

(f) Includes a special charge of $44 million for an increase in the valuation allowance for deferred tax assets in Aromatics.

(g)  Includes $9 million in various special credits in O&P.

(h) Includes $29 million in various special charges, primarily in O&P ($16 million) and Other ($9 million).

(i) Includes $14 million in special charges in SC&P for the retirement of a normal alpha olefins unit.

(j) The $137 million of special charges for impairments relates mostly to impairment of Puerto Rico assets.

(k) Includes a special charge of $45 million for an increase in the valuation allowance for deferred tax assets in Aromatics.

Note 16. Fair Values of Financial Instruments

         The carrying amounts of cash and cash equivalents, trade and affiliated receivables, and trade and affiliated payables approximate their estimated fair values. The carrying amount of secured borrowings outstanding also approximates fair value due to the short-term nature of the borrowings. Due to the variable interest rate features of the note payable to affiliate and the commercial paper outstanding, the carrying amounts of these instruments also approximate their fair values. The fair value at December 31, 2001 of the 7% notes due 2011 was approximately $474 million based on quoted market prices.

Note 17. Consolidating Financial Statements

         Consolidating financial statements follow. This information is presented in accordance with SEC rules and regulations as they relate to the debt jointly and severally issued in 2001 by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP. See Note 9 for further discussion.

         The LLC is the non-operating parent holding company. The LP is the primary U.S. operating company. "Other Entities" is principally comprised of foreign operations and the holding companies that have direct ownership of the LP. These consolidating financial statements were prepared using the equity method of accounting for investments.

                      Chevron Phillips Chemical Company LLC
                      Consolidating Statement of Operations
                      For the Year ended December 31, 2001

                                                                            Other
         MILLIONS                                     LLC        LP        Entities    Eliminations     Total
         --------                                   -------    -------    ---------    ------------    -------
         Revenue
           Net sales                                $     -    $ 5,583     $ 1,086        $ (798)      $ 5,871
           Equity in net loss of affiliates            (385)       (44)       (339)          703           (65)
           Other income                                   -        256          62          (114)          204
                                                    -------    -------     -------        ------       -------
               Total revenue                           (385)     5,795         809          (209)        6,010
                                                    -------    -------     -------        ------       -------
         Costs and Expenses
           Cost of goods sold                             -      5,495       1,029          (791)        5,733
           Selling, general and administrative            -        581          49          (121)          509
           Asset impairments                              -          -          44             -            44
           Research and development                       -         60           -             -            60
                                                    -------    -------      ------        ------       -------
               Total costs and expenses                   -      6,136       1,122          (912)        6,346
                                                    -------    -------      ------        ------       -------

         Loss Before Interest and Taxes                (385)      (341)       (313)          703          (336)

          Interest income                                 2          4           5            (2)            9
          Interest expense                              (97)        (3)         (6)            2          (104)
                                                    -------    -------     -------        ------       -------

         Loss Before Taxes                             (480)      (340)       (314)          703          (431)

          Income taxes                                    -         (1)        (48)            -           (49)
                                                    -------    -------     -------        ------       -------
         Net Loss                                   $  (480)   $  (341)    $  (362)       $  703       $  (480)
                                                    =======    =======     =======        ======       =======

                      Chevron Phillips Chemical Company LLC
                      Consolidating Statement of Operations
               July 1, 2000 (Inception) through December 31, 2000

                                                                         Other
         MILLIONS                                    LLC        LP      Entities   Eliminations      Total
         --------                                  -------    -------   --------   ------------     -------
         Revenue
           Net sales                               $     -    $ 3,424   $    908    $  (930)        $ 3,402
           Equity in net loss of affiliates           (175)       (10)       (34)       216              (3)
           Other income                                  -         55         35        (26)             64
                                                   -------    -------   --------    -------         -------
               Total revenue                          (175)     3,469        909       (740)          3,463
                                                   -------    -------   --------    -------         -------
         Costs and Expenses
           Cost of goods sold                            -      3,227        874       (930)          3,171
           Selling, general and administrative           1        264         51        (26)            290
           Asset impairments                             -          2        135          -             137
           Research and development                      -         23          -          -              23
                                                   -------    -------   --------    -------         -------
               Total costs and expenses                  1      3,516      1,060       (956)          3,621
                                                   -------    -------   --------    -------         -------

         Loss Before Interest and Taxes               (176)       (47)      (151)       216            (158)

           Interest income                               -          6          4          -              10
           Interest expense                            (65)         -          -          -             (65)
                                                   -------    -------   --------    -------         -------

         Loss Before Taxes                            (241)       (41)      (147)       216            (213)

          Income taxes                                   -          -        (28)         -             (28)
                                                   -------    -------   --------    -------         -------
         Net Loss                                  $  (241)   $   (41)  $   (175)   $   216         $  (241)
                                                   =======    =======   ========    =======         =======

                      Chevron Phillips Chemical Company LLC
                           Consolidating Balance Sheet
                                December 31, 2001

                                                                       Other
    MILLIONS                                    LLC           LP      Entities  Eliminations       Total
    --------                                 --------      -------    --------  ------------     ---------
    Current assets
     Cash and cash equivalents                $     -      $    71    $    40    $         -       $  111
     Accounts receivable, net                      37          944        543           (742)         782
     Inventories                                    -          541         97              -          638
     Other current assets                           -           17          3              -           20
                                             --------      -------    -------    -----------       ------
       Total current assets                        37        1,573        683           (742)       1,551

    Property, plant and equipment, net              -        3,681        287              -        3,968
    Investment in affiliates                    5,430           86      4,916        (10,173)         259
    Other assets and deferred charges               5           60         17              -           82
                                             --------      -------    -------    -----------       ------
    Total Assets                              $ 5,472      $ 5,400    $ 5,903    $   (10,915)      $5,860
                                             ========      =======    =======    ===========       ======

    Current liabilities
     Accounts payable                         $   516      $   472    $   203    $      (742)      $  449
     Secured borrowings                             -            -        199              -          199
     Other current liabilities                     10          142         20              -          172
                                             --------      -------    -------    -----------       ------
       Total current liabilities                  526          614        422           (742)         820

    Long-term debt                              1,496           11          -              -        1,507
    Other liabilities and deferred credits          -           87         12              -           99
                                             --------      -------    -------    -----------       ------
       Total liabilities                        2,022          712        434           (742)       2,426

    Members' capital                            3,450        4,688      5,485        (10,173)       3,450
    Accumulated other comprehensive loss            -            -        (16)             -          (16)
                                             --------      -------    -------    -----------       ------
    Total Liabilities and Members' Capital    $ 5,472      $ 5,400    $ 5,903    $   (10,915)      $5,860
                                             ========      =======    =======    ===========       ======

                      Chevron Phillips Chemical Company LLC
                           Consolidating Balance Sheet
                                December 31, 2000

                                                                     Other
    MILLIONS                                    LLC         LP      Entities   Eliminations      Total
    --------                                  -------    -------    --------   ------------     -------
    Current assets
     Cash and cash equivalents                $     -    $    75    $    81    $       -        $   156
     Accounts receivable, net                      12      1,017        252         (270)         1,011
     Inventories                                    -        736        142            -            878
     Other current assets                           1         15          4            -             20
                                              -------    -------    -------    ---------        -------
       Total current assets                        13      1,843        479         (270)         2,065

    Property, plant and equipment, net              -      3,464        665            -          4,129
    Investment in affiliates                    5,776         76      4,802      (10,318)           336
    Other assets and deferred charges               1         81         61            -            143
                                              -------    -------    -------    ---------        -------
    Total Assets                              $ 5,790    $ 5,464    $ 6,007    $ (10,588)       $ 6,673
                                              =======    =======    =======    =========        =======

    Current liabilities
     Accounts payable                         $    72    $   774    $   219    $    (270)       $   795
     Note payable to member                        50          -          -            -             50
     Other current liabilities                      -         62          3            -             65
                                              -------    -------    -------    ---------        -------
       Total current liabilities                  122        836        222         (270)           910

    Long-term debt                              1,784          -          -            -          1,784
    Other liabilities and deferred credits         35         86         15            -            136
                                              -------    -------    -------    ---------        -------
       Total liabilities                        1,941        922        237         (270)         2,830

    Members' capital                            3,849      4,542      5,776      (10,318)         3,849
    Accumulated other comprehensive loss            -          -         (6)           -             (6)
                                              -------    -------    -------    ---------        -------
    Total Liabilities and Members' Capital    $ 5,790    $ 5,464    $ 6,007    $ (10,588)       $ 6,673
                                              =======    =======    =======    =========        =======

                      Chevron Phillips Chemical Company LLC
                      Consolidating Statement of Cash Flows
                      For the Year ended December 31, 2001

                                                                                   Other
MILLIONS                                                         LLC       LP     Entities  Eliminations     Total
--------                                                        -----    -----    --------  ------------    -------
Cash Flows From Operating Activities
  Net loss                                                      $(480)   $(341)     $(362)       $ 703       $(480)
  Adjustments to reconcile net loss to net cash
   flows provided by (used in) operating activities
     Depreciation, amortization and retirements                     -      328         53            -         381
     Asset impairments                                              -        2         42            -          44
     Deferred income taxes                                          -        -         44            -          44
     Undistributed equity in losses of affiliates, net            385       44        341         (703)         67
     Changes in operating working capital                         446       37       (247)           -         236
     Other operating cash flow activity                           146       41       (108)           -          79
                                                                -----    -----      -----        -----       -----
         Net cash provided by (used in)
          operating activities                                    497      111       (237)           -         371
                                                                -----    -----      -----        -----       -----

Cash Flows From Investing Activities
  Capital and investment expenditures                               -     (281)       (10)           -        (291)
  Decrease (increase) in investments                             (134)       2       (128)         287          27
                                                                -----    -----      -----        -----       -----
         Net cash used in investing activities                   (134)    (279)      (138)         287        (264)
                                                                -----    -----      -----        -----       -----

Cash Flows From Financing Activities
 Decrease in commercial paper, net                               (783)       -          -            -        (783)
 Proceeds from the issuance of other long-term debt               497       12          -            -         509
 Increase in secured borrowings, net                                -        -        199            -         199
 Decrease in notes payable to member, net                         (50)       -          -            -         (50)
 Contributions from parents / members                               6      152        243         (395)          6
 Distributions to parents / members                               (20)       -       (108)         108         (20)
 Post-closing adjustments to members                              (13)       -          -            -         (13)
                                                                -----    -----      -----        -----       -----
         Net cash provided by (used in)
          financing activities                                   (363)     164        334         (287)       (152)
                                                                -----    -----      -----        -----       -----

Net Decrease in Cash and Cash Equivalents                           -       (4)       (41)           -         (45)
Cash and Cash Equivalents at Beginning of Year                      -       75         81            -         156
                                                                -----    -----      -----        -----       -----
Cash and Cash Equivalents at End of Year                        $   -    $  71      $  40        $   -       $ 111
                                                                =====    =====      =====        =====       =====

                      Chevron Phillips Chemical Company LLC
                      Consolidating Statement of Cash Flows
               July 1, 2000 (Inception) through December 31, 2000

                                                                                    Other
MILLIONS                                                         LLC       LP      Entities   Eliminations     Total
--------                                                        ------   ------    --------  -------------    -------
Cash Flows From Operating Activities
 Net loss                                                       $(241)   $ (41)     $(175)       $ 216          $(241)
 Adjustments to reconcile net loss to net cash
  flows provided by (used in) operating activities
    Depreciation, amortization and retirements                      -      125         26            -            151
    Asset impairments                                               -        2        135            -            137
    Undistributed equity in losses of affiliates, net             175       10         34         (216)             3
    Changes in operating working capital                           51        7        (38)           -             20
    Other operating cash flow activity                             (1)       1         28            -             28
                                                                -----    -----      -----        -----          -----
        Net cash provided by (used in)
         operating activities                                     (16)     104         10            -             98
                                                                -----    -----      -----        -----          -----

Cash Flows From Investing Activities
 Capital expenditures                                               -      (98)       (14)           -           (112)
 Increase in investments in affiliates                            (82)       -        (66)         148              -
                                                                -----    -----      -----        -----          -----
        Net cash used in investing activities                     (82)     (98)       (80)         148           (112)
                                                                -----    -----      -----        -----          -----

Cash Flows From Financing Activities
 Increase in commercial paper, net                              1,784        -          -            -          1,784
 Contributions from parent                                          -       66         82         (148)             -
 Distributions to members                                      (1,692)       -          -            -         (1,692)
 Other financing cash flow activity                                 6        -         (3)           -              3
                                                                -----    -----      -----        -----          -----
        Net cash provided by financing activities                  98       66         79         (148)            95
                                                                -----    -----      -----        -----          -----

Net Increase in Cash and Cash Equivalents                           -       72          9            -             81
Cash and Cash Equivalents at Beginning of Period                    -        3         72            -             75
                                                                -----    -----      -----        -----          -----
Cash and Cash Equivalents at End of Period                      $   -    $  75      $  81        $   -          $ 156
                                                                =====    =====      =====        =====          =====

                      Chevron Phillips Chemical Company LLC
                        Selected Quarterly Financial Data
                                   (Unaudited)

      MILLIONS                                Income (Loss)
      --------                    Net        Before Interest       Net Income
      2001                       Sales          and Taxes            (Loss)
      ----                       -----      ----------------      ------------
      First quarter              $ 1,825          $  (87)           $ (118)
      Second quarter               1,521              58                30
      Third quarter                1,367            (101)             (167)
      Fourth quarter               1,158            (206)             (225)
                                 -------          ------            ------
       Total                     $ 5,871          $ (336)           $ (480)
                                 =======          ======            ======

      2000
      ----
      Third quarter              $ 1,785          $   66            $   47
      Fourth quarter               1,617            (224)             (288)
                                 -------          ------            ------
       Total                     $ 3,402          $ (158)           $ (241)
                                 =======          ======            ======

Income (loss) before interest and taxes in 2001 included special charges (credits) of $17 million, $(81) million, $50 million and $167 million in the first through fourth quarters, respectively. In addition, net income (loss) included a $44 million special charge in the third quarter of 2001 related to income taxes. Income (loss) before interest and taxes in 2000 included $15 million of special charges in the third quarter and $156 million in the fourth quarter. In addition, net loss for the fourth quarter of 2000 included a $45 million special charge related to income taxes. See Part I -- Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" for further discussions.

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

                     Other Selected Quarterly Financial Data
                                   (Unaudited)

                           Phillips Petroleum Company's                Chevron Chemical Company
                               Chemicals Business                           C Chem Business
                       -------------------------------------    ---------------------------------------
MILLIONS                               Income                                       Income
--------                           Before Interest     Net                      Before Interest    Net
2000                       Sales      and Taxes      Income        Sales          and Taxes       Income
----                      -------  --------------    ------      --------       ---------------   ------
First quarter             $ 1,131      $   42         $ 27       $    898          $   70         $  44
Second quarter              1,107          91           57            936              80            52
                          -------      ------         ----       --------          ------         -----
   Total                  $ 2,238      $  133         $ 84       $  1,834          $  150         $  96
                          =======      ======         ====       ========          ======         =====

                         Report of Independent Auditors

The Board of Directors
Phillips Petroleum Company

We have audited the accompanying combined statements of income, parent company investment and accumulated comprehensive income, and cash flows of Phillips Petroleum Company's Chemicals Business for the six months ended June 30, 2000 and the year ended December 31, 1999. These financial statements are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Phillips Petroleum Company's Chemicals Business for the six months ended June 30, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                               /s/ ERNST & YOUNG LLP

                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 22, 2001

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                          Combined Statement of Income

                                               Six Months Ended         Year Ended
MILLIONS OF DOLLARS                             June 30, 2000        December 31, 1999
-------------------                            ----------------      -----------------
REVENUES
Sales and other operating revenues                  $2,238                 $3,117
Equity in earnings of affiliated companies              33                     31
Other revenues                                          17                     23
                                                    ------                 ------
 Total Revenues                                      2,288                  3,171
                                                    ------                 ------

COSTS AND EXPENSES
Purchased products                                   1,620                  1,916
Operating expenses                                     313                    601
Selling, general and administrative expenses           144                    276
Depreciation and amortization                           57                    103
Taxes other than income taxes                           20                     37
Foreign currency transaction losses                      1                      1
                                                    ------                 ------
  Total Costs and Expenses                           2,155                  2,934
                                                    ------                 ------

Income before income taxes                             133                    237

Provision for income taxes                              49                     90
                                                    ------                 ------

NET INCOME                                          $   84                 $  147
                                                    ======                 ======

See Notes to Combined Financial Statements.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                        Combined Statement of Cash Flows

                                                   Six Months Ended      Year Ended
MILLIONS OF DOLLARS                                  June 30, 2000    December 31, 1999
-------------------                               ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  84               $ 147
Adjustments to reconcile net income to net
 cash provided by operating activities
    Non-working capital adjustments
      Depreciation and amortization                         57                 103
      Deferred taxes                                         7                  31
      Other                                                (33)                  5
    Working capital adjustments
      Increase in accounts receivable                      (36)               (142)
      Increase in inventories                              (28)                (21)
      Decrease in prepaid expenses and
       other current assets                                  7                  12
      Increase in accounts payable                          81                  50
      Decrease in taxes and other accruals                  (7)                 (3)
                                                         -----               -----
Net Cash Provided by Operating Activities                  132                 182
                                                         -----               -----

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (41)               (105)
Advances to affiliated companies                           (64)                  -
Investment purchases                                       (24)                  -
Proceeds from asset dispositions                             1                   2
Proceeds from property insurance                            14                   -
                                                         -----               -----
Net Cash Used for Investing Activities                    (114)               (103)
                                                         -----               -----

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash change in parent company advances                 (18)                (79)
                                                         -----               -----
Net Cash Used for Financing Activities                     (18)                (79)
                                                         -----               -----

NET CHANGE IN CASH AND CASH EQUIVALENTS
Cash and cash equivalents at beginning of period             -                   -
                                                         -----               -----

Cash and Cash Equivalents at End of Period               $   -               $   -
                                                         =====               =====

See Notes to Combined Financial Statements.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
               Combined Statement of Parent Company Investment and
                        Accumulated Comprehensive Income

MILLIONS OF DOLLARS
-------------------
Parent company investment and accumulated
 comprehensive income at December 31, 1998                      $ 2,329

Net income                                          $ 147
Foreign currency translation adjustments              (15)
                                                    -----
Comprehensive income                                                132
Net change in parent company advances                               (34)
                                                                -------

Parent company investment and accumulated
 comprehensive income at December 31, 1999                        2,427

Net income                                             84
Foreign currency translation adjustments               (5)
                                                    -----
Comprehensive income                                                 79
Net change in parent company advances                               (40)
                                                                -------

Parent company investment and accumulated
 comprehensive income at June 30, 2000                          $ 2,466
                                                                =======

See Notes to Combined Financial Statements.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

NOTE 1 - ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENTS - These financial statements represent Phillips Petroleum Company's (Phillips or the parent company) worldwide chemicals business and include certain natural gas liquids and pipeline operations (hereinafter collectively referred to as Chemicals). The financial statements are presented as if Chemicals had existed as an entity separate from Phillips during the periods presented. Chemicals is not and was not a separate legal entity during the periods presented. References to Chemicals are to "Phillips Petroleum Company, with respect to its chemicals business." Phillips charges Chemicals a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology, research and development and other corporate services, based on usage, actual costs or other allocation methods considered reasonable by Phillips' Management.

Chemicals manufactures and markets petrochemicals and plastics on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, Mexico, South Korea and Belgium. Key products manufactured include ethylene, propylene, polyethylene, polypropylene, K-Resin -Registered Trademark- styrene-butadiene copolymer, paraxylene, Ryton -TM- polyphenylene sulfide, and polyethylene pipe. Chemicals also fractionates and markets natural gas liquids.

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

CONSOLIDATION PRINCIPLES AND INVESTMENTS - Majority-owned, controlled subsidiaries are consolidated. Investments in affiliates in which Chemicals owns 20 percent to 50 percent of voting control are accounted for using the equity method. Other securities and investments are generally carried at cost.

REVENUE RECOGNITION - Revenues associated with sales of petrochemicals, plastics, natural gas liquids, and all other items are recorded when title passes to the customer. Revenues associated with royalty fees from licensed technology are recorded periodically based upon volumes produced by the licensee.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. The estimates were made as if Phillips continued to own and operate Chemicals subsequent to June 30, 2000. Actual results could differ from the estimates and assumptions used.

PARENT COMPANY INVESTMENT - The parent company investment represents the net balances resulting from various transactions between Chemicals and Phillips. There are no terms of settlement or interest charges associated with most of the account balance. The balance includes Chemicals' participation in Phillips' central cash management program. Chemicals' cash receipts are remitted to Phillips and its cash disbursements are funded by Phillips. Other transactions

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

include product purchases from and sales to Phillips, Chemicals' share of the current portion of Phillips' consolidated income tax liability, and other administrative and support expenses incurred by Phillips and allocated or charged to Chemicals.

INVENTORIES - Inventories were valued at cost, which is lower than market in the aggregate, on the first-in, first-out (FIFO) basis, the weighted-average basis, and last-in, first-out (LIFO) basis. Materials and supplies are valued at, or below, average cost.

DERIVATIVE INSTRUMENTS - In accordance with Phillips' risk-management policies, any derivative instruments held by Chemicals must relate to an underlying, offsetting position, probable anticipated transaction or firm commitment. Additionally, the hedging instrument used must be expected to be highly effective in achieving market value changes that offset the opposing market value changes of the underlying transaction. If an existing derivative position is terminated prior to expected maturity or re-pricing, any deferred or resultant gain or loss will continue to be deferred unless the underlying position has ceased to exist. During the six months ended June 30, 2000 and the year ended December 31, 1999, Chemicals did not use any material derivative instruments.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization of major operating units are determined using the group composite straight-line method over an estimated life of 25 years for most of these assets. Major operating units are grouped for this purpose based on their relative similarity and the degree of physical and economic interdependence between individual pieces of equipment. Other properties, plants and equipment are depreciated using the straight-line method over the estimated useful lives of the individual assets.

IMPAIRMENT OF ASSETS - Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets -- generally at an entire complex level for Chemicals' assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by Management for disposal are accounted for at the lower of amortized cost or fair value, less cost to sell.

The expected future cash flows used for impairment reviews and related fair value calculations are based on production volumes, prices and costs, considering all available evidence at the date of the review.

MAINTENANCE AND REPAIRS - Maintenance and repair costs incurred, which are not significant improvements, are expensed. The estimated turnaround costs of major producing units are accrued in other liabilities over the estimated interval between turnarounds.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

PROPERTY DISPOSITIONS - When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less-than-complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation with no recognition of gain or loss. Retirements or sales of equipment, whether complete units of depreciable property or less-than-complete units of depreciable property, have not been significant to the financial statements.

ENVIRONMENTAL COSTS - Environmental costs are expensed or capitalized as appropriate, depending upon their future economic benefit. Costs that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Liabilities are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated.

INCOME TAXES - Chemicals' results of operations are included in the consolidated U.S. federal and state income tax returns of Phillips. Deferred taxes are provided on all temporary differences between the financial reporting basis and the tax basis of Chemicals' assets and liabilities, except for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. Income tax expense represents Chemicals on a separate-return basis using the same principles and elections used in Phillips' consolidated return. Any resulting current tax liability or refund is settled with Phillips on a current basis.

COMPREHENSIVE INCOME - Chemicals' only item of other comprehensive income results from the process of translating the financial statements of certain foreign subsidiaries and corporate joint ventures into U.S. dollars. Chemicals' investment in these subsidiaries and joint ventures is essentially permanent in duration so deferred taxes have not been provided on the related temporary differences.

NOTE 2 - RELATED PARTY TRANSACTIONS

Significant transactions with affiliated parties were:

                                                          Six Months Ended        Year Ended
  MILLIONS OF DOLLARS                                       June 30, 2000       December 31, 1999
  -------------------                                    ------------------     -----------------
  Sales and other operating revenues (a)                     $     549             $    694
  Purchased products (b)                                           810                1,036
  Operating expenses (c,d,e)                                        10                   21
  Selling, general and administrative expenses (e)                  44                  108

   (a) Chemicals sells ethylene residue natural gas to Phillips' crude oil refining operations, as well as feedstocks to non-consolidated equity companies, at prices that approximates market.

   (b) Chemicals purchases natural gas liquids feedstocks for its ethylene and propylene products from Phillips and its affiliates, and purchases finished products from nonconsolidated equity companies, at prices that approximate market.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

   (c) Phillips' refining operations charge Chemicals for its use of facilities common to both operations, such as steam generation, waste and water treaters, pumps, gauges, etc.

   (d) Chemicals purchases natural gas from Phillips and its affiliates for use as fuel at its manufacturing facilities at prices that approximate market. In addition, Phillips provides for and arranges liability, property and business interruption insurance coverage for Chemicals through its captive insurance subsidiary.

   (e) Phillips charges Chemicals a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology, research and development, and other corporate services, based on usage, actual costs, or other allocation methods considered reasonable by Phillips' Management.

NOTE 3 - EQUITY INVESTMENTS

Chemicals owns investments in entities in the petrochemical and plastics industries. In the ordinary course of business, Chemicals has transactions with most of these equity investee companies. Summarized financial information for all entities accounted for using the equity method, except Sweeny Olefins Limited Partnership (see below), follows:

                                          Six Months Ended        Year Ended
       MILLIONS OF DOLLARS                 June 30, 2000       December 31, 1999
       -------------------                ----------------     -----------------
       Revenues                             $     321            $     475
       Loss before income taxes                   (28)                 (26)
       Net loss                                   (28)                 (26)

SWEENY OLEFINS LIMITED PARTNERSHIP (SOLP) - Chemicals is a general partner and has a 50 percent interest in SOLP, which owns and operates a 2-billion-pound-per-year ethylene facility located adjacent to Phillips' Sweeny, Texas, refinery. During construction of the facility, Chemicals made advances to the partnership under a subordinated loan agreement to fund certain costs related to completing the project. During 1995, SOLP entered into a second subordinated loan agreement with Chemicals, with essentially the same terms as the first, for $120 million to fund three new furnaces for the ethylene plant. In November 1999, the second subordinated loan was increased by $20 million to fund expenditures to improve plant operating efficiency.

On June 30, 2000, SOLP made a distribution to its partners that brought the total distribution to the other unrelated general partner to a target-specified after-tax internal rate of return on its investment. The partnership agreement states that once this general partner achieved the specified internal rate of return, its 49.49 percent general partnership interest is withdrawn in the subsequent month with no additional cash distribution required. Also, the remaining .51 percent limited partner investment interest converts to 1 percent following the withdrawal of the unrelated general partner. Accordingly, the other general partner withdrew from SOLP effective July 1, 2000, and its general partnership interest reverted to CPChem, giving CPChem a majority interest in SOLP. Also in July, CPChem purchased, subject to the receipt of necessary approvals or clearances and the execution of required documentation, the combined remaining 1 percent limited partnership interests.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

Summarized financial information for SOLP follows:

                                            Six Months Ended             Year Ended
       MILLIONS OF DOLLARS                   June 30, 2000            December 31, 1999
       -------------------                  ----------------          -----------------
       Revenues                                $    380                   $    482
       Income before income taxes                    67                         78
       Net income                                    67                         78

QATAR CHEMICAL COMPANY LTD. (Q-CHEM) - In 1997, Chemicals entered into an agreement with Qatar General Petroleum Corporation to form a joint venture to develop a major petrochemical complex in Qatar, at an estimated cost of $1.16 billion. During 1999, Q-Chem, the joint-venture company established by the co-venturers, signed a $750 million bank financing agreement for the construction of the complex. At June 30, 2000 and December 31, 1999, $153 million and $51 million, respectively, (excluding accrued interest) had been drawn under this financing agreement. After the bank financing has been fully drawn, Chemicals will be required to fund any remaining construction costs under a subordinated loan agreement with Q-Chem. In connection with the bank financing, the co-venturers agreed that, if the complex is not successfully completed by August 31, 2003 (which may be extended for up to one year due to force majeure), each will make, or cause to be made, capital contributions on a pro rata, several basis to the extent necessary to cover bank financing service requirements including, if demanded, repayment of principal. After construction is successfully completed, the bank financing is non-recourse with respect to the two co-venturers and the lenders can look only to Q-Chem's cash flows for payment, except Chemicals has agreed to provide up to $75 million of credit support to the venture under a contingent equity loan agreement. Construction has begun, with start-up scheduled for the last half of 2002. Chemicals owns 49 percent of Q-Chem.

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

As facts concerning contingencies become known, Chemicals reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of clean-up costs, the unknown time and extent of such remedial actions that may be required, and the determination of Chemicals' liability in proportion to other responsible parties. Estimated future costs related to legal matters are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

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

NOTE 5 - FINANCIAL INSTRUMENTS AND CREDIT RISK

Chemicals' financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Phillips' cash equivalents are placed in high quality time deposits with major international banks and financial institutions, limiting Chemicals' exposure to concentrations of credit risk. Chemicals' trade receivables reflect a broad customer base. Chemicals routinely assesses the financial strength of its customers.

NOTE 6 - OPERATING LEASES

Chemicals leases tank and hopper railcars, computers, office buildings and other facilities and equipment. At June 30, 2000, future minimum payments due under non-cancelable operating leases were:

                                                MILLIONS OF DOLLARS
                                                -------------------
                    July 1, 2000 through
                      December 31, 2000             $      12
                    2001                                   24
                    2002                                   22
                    2003                                   21
                    2004                                   24
                    2005                                   19
                    Remaining years                       163
                                                    ---------
                                                    $     285
                                                    =========

Operating lease rental expense was $18 million for the six months ended June 30, 2000 and $21 million for the year ended December 31, 1999.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Chemicals employees are included in the various employee benefit plans of Phillips. These plans include the Retirement Income Plan, employee and retiree medical, dental and life insurance plans, the Thrift and Long-Term Stock Savings Plans of Phillips, and other such benefits. For the purpose of these separate financial statements, Chemicals is considered to be participating in multi-employer benefit plans. Chemicals' share of allocated parent company employee benefit plan expenses was $14 million for the six months ended June 30, 2000 and $24 million for the year ended December 31, 1999.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

NOTE 8 - TAXES

Taxes charged to income were:

                                               Six Months Ended          Year Ended
     MILLIONS OF DOLLARS                        June 30, 2000         December 31, 1999
     -------------------                       ----------------       -----------------
     Taxes other than income taxes
       Property                                   $     10                $     21
       Payroll                                           9                      15
       Other                                             1                       1
                                                  --------                --------
                                                        20                      37
                                                  --------                --------
     Income taxes
       Federal
         Current                                        28                      42
         Deferred                                       10                      28
       Foreign
         Current                                         7                      11
         Deferred                                        -                       1
       State and local
         Current                                         2                      16
         Deferred                                        2                      (8)
                                                  --------                --------
                                                        49                      90
                                                  --------                --------
     Total taxes charged to income                $     69                $    127
                                                  ========                ========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. These temporary differences were $28 million at June 30, 2000 and $144 million at December 31, 1999. Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions. Any loss carryforwards that have not been utilized will begin expiring in 2011.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

The amounts of U.S. income before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes were:

                                                    Six Months Ended                 Year Ended
                                                      June 30, 2000                December 31, 1999
                                                -----------------------       -------------------------
                                                            Percent of                     Percent of
   MILLIONS OF DOLLARS, EXCEPT PERCENTAGES      Amount     Pretax Income      Amount     Pretax Income
   ---------------------------------------      ------     -------------      ------     -------------
   Income before income taxes
       United States                            $   98          74%           $  182           77%
       Foreign                                      35          26                55           23
                                                ------         ---            ------          ---
                                                $  133         100%           $  237          100%
                                                ======         ===            ======          ===

   Federal statutory income tax                 $   46          35%           $   83           35%
   State income tax                                  3           2                 6            3
   Foreign taxes in excess of
     federal statutory rate                          1           1                 2            1
   Other                                            (1)         (1)               (1)          (1)
                                                ------         ---            ------          ---
                                                $   49          37%           $   90           38%
                                                ======         ===            ======          ===

Excise taxes accrued on the sale of chemical products were less than $1 million in both the first six months of 2000 and the year ended December 31, 1999. These taxes are excluded from reported revenues and expenses.

NOTE 9 - CASH FLOW INFORMATION

                                                     Six Months Ended       Year Ended
   MILLIONS OF DOLLARS                                 June 30, 2000     December 31, 1999
   -------------------                               ----------------    -----------------
   Non-cash investing and financing activities
         Investment in joint venture in
           exchange for non-cash assets                    $ -                 $ 8
         Parent company contribution
           of non-cash assets                                -                  37
   Cash payments
         Income taxes                                       37                  69

NOTE 10 - OTHER FINANCIAL INFORMATION

Expensed research and development expenditures totaled $16 million for the six months ended June 30, 2000 and $32 million for the year ended December 31, 1999.

NOTE 11 - SEGMENT DISCLOSURES AND RELATED INFORMATION

Chemicals has organized its reporting structure based on the grouping of similar products, resulting in three operating segments:

   (1) OLEFINS AND POLYOLEFINS. This segment manufactures and markets olefins and polyolefins products, including ethylene, propylene, polyethylene, polypropylene, and polyethylene pipe.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

        This segment also fractionates and markets natural gas liquids and has pipeline operations. Major production facilities are located at the Sweeny Complex and the Houston Chemical Complex, both in Texas. Chemicals also owns equity interests in an ethylene/propylene facility at the Sweeny Complex, a polypropylene facility at the Houston Chemical Complex, and polyethylene facilities in Singapore and China. Polyethylene pipe is manufactured at six regionally located U.S. plants and at a plant in Mexico. Natural gas liquids are fractionated at the Sweeny Complex.

   (2) AROMATICS. This segment manufactures and markets aromatics, including paraxylene and cyclohexane. The major production facility is located in Puerto Rico.

   (3) SPECIALTY CHEMICALS AND PLASTICS. This segment manufactures and markets specialty chemicals and plastics, including K-Resin styrene-butadiene copolymer, Ryton polyphenylene sulfide, and methyl mercaptans. Major production facilities are located at the Borger Complex and the Houston Chemical Complex, both located in Texas. Other manufacturing facilities are located in Belgium and Singapore. Chemicals also owns an equity interest in a K-Resin production facility in South Korea.

Other includes all items not directly attributable to the operating segments. All interest revenue and expense is retained by the parent company. Chemicals evaluates performance and allocates resources based on net income. The segment accounting policies are the same as those in Note 1 - Accounting Policies. Intersegment sales were not material.

ANALYSIS OF RESULTS BY OPERATING SEGMENT

MILLIONS OF DOLLARS                                                    Specialty
-------------------                      Olefins &                     Chemicals
SIX MONTHS ENDED JUNE 30, 2000          Polyolefins    Aromatics      & Plastics     Other      Consolidated
------------------------------         ------------   ----------     -----------    ------     -------------
Sales & Other Operating Revenues
       External customers*               $  1,600      $    346        $    292      $   -        $  2,238
                                         ========      ========        ========      =====        ========

Operating Results                        $    132      $    (19)       $     48      $   -        $    161
       Depreciation & amortization            (37)           (5)            (15)         -             (57)
       Equity in earnings of affiliates        31             -               2          -              33
       Other items                              -             -               -         (4)             (4)
       Income taxes                           (47)            9             (13)         2             (49)
                                         --------      --------        --------      -----        --------
            Net income (loss)            $     79      $    (15)       $     22      $  (2)       $     84
                                         ========      ========        ========      =====        ========

Assets
       Identifiable assets               $  1,685      $    440        $    713      $   -        $  2,838
       Investments in and
         advances to affiliates               485             -              59          -             544
                                         --------      --------        --------      -----        --------
            Total assets                 $  2,170      $    440        $    772      $   -        $  3,382
                                         ========      ========        ========      =====        ========

Capital Expenditures                     $     15      $      5        $     21      $   -        $     41
                                         ========      ========        ========      =====        ========

----------
* Includes sales to parent company's non-chemicals businesses.

                 PHILLIPS PETROLEUM COMPANY'S CHEMICALS BUSINESS
                     Notes to Combined Financial Statements

MILLIONS OF DOLLARS                                                   Specialty
-------------------                      Olefins &                    Chemicals
YEAR ENDED DECEMBER 31, 1999            Polyolefins    Aromatics      & Plastics     Other      Consolidated
----------------------------            -----------    ---------      ----------     -----      ------------
Sales & Other Operating Revenues
       External customers*               $  2,170      $    389        $    558      $   -        $  3,117
                                         ========      ========        ========      =====        ========

Operating Results                        $    231      $    (15)       $     99      $   -        $    315
       Depreciation & amortization            (66)          (11)            (26)         -            (103)
       Equity in earnings (losses)
        of affiliates                          32             -              (1)         -              31
       Other items                              -             -               -         (6)             (6)
       Income taxes                           (75)           10             (27)         2             (90)
                                         --------      --------        --------      -----        --------
            Net income (loss)            $    122      $    (16)       $     45      $  (4)       $    147
                                         ========      ========        ========      =====        ========
Assets
       Identifiable assets               $  1,682      $    406        $    677      $   -        $  2,765
       Investments in and
        advances to affiliates                449             -               -          -             449
                                         --------      --------        --------      -----        --------
            Total assets                 $  2,131      $    406        $    677      $   -        $  3,214
                                         ========      ========        ========      =====        ========

Capital Expenditures                     $     40      $     16        $     49      $   -        $    105
                                         ========      ========        ========      =====        ========

----------
* Includes sales to parent company's non-chemicals businesses.

GEOGRAPHIC INFORMATION                         United           Foreign           Worldwide
                                               States          Countries        Consolidated
                                               ------          ---------        ------------
 Outside Operating Revenues*
    Six months ended June 30, 2000           $  2,009          $    229            $  2,238
    Year ended December 31, 1999                2,738               379               3,117

 Long-Lived Assets**
    June 30, 2000                               2,242               185               2,427
    December 31, 1999                           2,221               133               2,354

----------
* Revenues are attributable to countries based on the location of the operations generating the revenue.
** Includes property, plant and equipment and investments in equity affiliates.

NOTE 12 - SUBSEQUENT EVENT

Subsequent to the contribution of Chemicals to CPChem on July 1, 2000 (see Note 1 - Basis of Financial Statements), the outlook for future paraxylene market conditions deteriorated. Paraxylene, along with gasoline and certain other petroleum and chemical products, was produced at Chemicals' Puerto Rico Core facility in Guayama, Puerto Rico. In response to market conditions and as part of a strategic review of CPChem's businesses, CPChem's management decided to change the strategic direction of the facility, including a decision to shut down gasoline production, and revised the facility's estimated remaining economic life. As a result of these subsequent changes and developments, a property impairment related to the Puerto Rico Core facility was recorded in the fourth quarter of 2000 by CPChem. In addition, a valuation allowance was recorded against a related deferred tax asset. Combined, these two items resulted in a non-cash $180 million after-tax charge for CPChem.

                        Report of Independent Accountants

To the Board of Directors of
Chevron Corporation:

In our opinion, the accompanying combined statements of income, of changes in owner's net investment and of cash flows present fairly, in all material respects, the results of the operations and the cash flows of Chevron Chemical Company C Chem Business for the six month period ended June 30, 2000 and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Business' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 1, 2001

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                          Combined Statement of Income
                            (in millions of dollars)

                                                           Six Months Ended            Year Ended
                                                             June 30, 2000          December 31, 1999
                                                           ----------------         -----------------
REVENUE
   Sales and other operating revenues (see Note 6)              $  1,834                $  2,695
   Other income                                                        2                       5
                                                                --------                --------
         Total revenue and other income                            1,836                   2,700
                                                                --------                --------

COSTS AND OTHER DEDUCTIONS
   Purchased products (see Note 6)                                 1,130                   1,497
   Inventory recovery (see Note 3)                                     -                     (81)
   Operating expenses                                                387                     681
   Selling, general and administrative expenses                       97                     174
   Depreciation and amortization                                      54                     110
   Taxes other than income                                            18                      36
                                                                --------                --------
         Total costs and other deductions                          1,686                   2,417
                                                                --------                --------

Income before income tax expense                                     150                     283

Income tax expense                                                    54                     106
                                                                --------                --------

         Net income                                             $     96                $    177
                                                                ========                ========

   The accompanying notes are an integral part of these financial statements.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
             Combined Statement of Changes in Owner's Net Investment
                            (in millions of dollars)

             Balance at December 31, 1998                             $  2,082

                 Net income                                                177
                 Net transfers from owner                                   75
                                                                      --------

             Balance at December 31, 1999                                2,334

                 Net income                                                 96
                 Net transfers to owner                                    (66)
                                                                      --------

             Balance at June 30, 2000                                 $  2,364
                                                                      ========

   The accompanying notes are an integral part of these financial statements.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                        Combined Statement of Cash Flows
                            (in millions of dollars)

                                                              Six Months Ended            Year Ended
                                                               June 30, 2000          December 31, 1999
                                                              ----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $     96                 $   177
  Add (deduct) adjustments to net income
    Depreciation and amortization                                    54                     110
    Inventory recovery                                                -                     (81)
    Deferred income taxes                                            35                      75
    Other, net                                                        -                      (5)
    Changes in working capital:
       Accounts receivable                                          (75)                   (161)
       Inventories                                                   (7)                     33
       Prepaid expenses and other current assets                      1                       1
       Accounts payable                                              85                      62
       Accrued liabilities                                          (11)                     12
       Deferred income and other taxes payable                      (12)                     (3)
                                                               --------                 -------
          Net cash provided by operating activities                 166                     220
                                                               --------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (81)                   (285)
  Investments and advances                                            -                      (7)
                                                               --------                 -------
          Net cash used in investing activities                     (81)                   (292)
                                                               --------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net transfers from (to) owner                                     (66)                     75
                                                               --------                 -------
          Net cash provided by (used in)
            financing activities                                    (66)                     75
                                                               --------                 -------

Net change in cash                                                   19                       3
Cash, beginning of period                                            13                      10
                                                               --------                 -------

Cash, end of period                                            $     32                 $    13
                                                               ========                 =======

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

     These financial statements include the operating results and cash flows of the businesses of Chevron (the Business) that were contributed to the joint venture. The results of operations include revenues and costs directly attributable to the Business, including costs for certain functions and services performed by centralized Chevron organizations and charged to the Business. Also included are allocations of certain Chevron corporate expenses in such areas as legal, accounting, employee benefits, real estate, insurance, information technology, treasury and other corporate and infrastructure costs. The expense allocations have been determined on bases that the Business consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Business. Principle allocation methods include proportionate allocation on the basis of assets, usage, revenues and employees. However, the financial information included herein may not reflect the operating results and cash flows of the Business in the future or what would have resulted if the Business had operated as a separate, stand-alone entity during the periods presented.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF COMBINATION

     The financial statements include the accounts of the Business. Investments in and advances to affiliates in which the Business has a substantial ownership interest of approximately 20 to 50 percent are accounted for by the equity method.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

     REVENUE RECOGNITION

     Revenues associated with sales of chemicals products are recorded when title passes to the customer.

     INVENTORIES

     Product inventories are stated at the lower of cost, using a Last-In, First-Out (LIFO) method, or net realizable value. Materials and supplies generally are stated at average cost. Other merchandise is stated at cost, using a First-In, First-Out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT

     Depreciation of property, plant and equipment is determined over the assets' useful lives, generally using the declining balance method. Generally, the estimated useful life of plant and equipment is 20 years, and of buildings is 45 years.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                     Notes to Combined Financial Statements
                            (in millions of dollars)

     Gains or losses for normal retirements or sales of property, plant and equipment are included in income and are immaterial.

     Expenditures for maintenance, repairs, turnaround costs and minor renewals to maintain facilities in operating condition are expensed as incurred. Major replacements and renewals are capitalized.

     The carrying values of long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying value of an asset is assessed by reference to an estimate of the asset's undiscounted future net cash flows. Measurement of any impairment would include a comparison of discounted estimated future net cash flows to the net carrying value of the related assets.

     PATENTS AND LICENSES

     Patents and licenses are amortized on a straight line basis over periods ranging from 2 to 20 years.

     ENVIRONMENTAL LIABILITIES

     Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. Expenditures that create future benefits or contribute to future revenue generation are capitalized.

     Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the Business' commitment to a formal plan of action, such as an approved remediation plan or the sale or disposal of an asset.

     The Business records the gross amount of its liability based on its best estimate of future costs using currently available technology and applying current regulations as well as the Business' own internal environmental policies. Future amounts are not discounted. Recoveries or reimbursements are recorded as an asset when receipt is reasonably ensured.

     INCOME TAXES

     Historically, the Business' results have been included in the consolidated federal and state income tax returns of Chevron. The income tax provisions in these financial statements have been determined as if the Business were a stand-alone taxable entity filing its own tax returns. Accordingly, the calculation of the tax provisions and related balances necessarily require certain assumptions, allocations and estimates which management believes are reasonable to reflect the tax amounts of the Business as a stand-alone entity.

     CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     The Business does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentration of its activities.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                     Notes to Combined Financial Statements
                            (in millions of dollars)

3.   INVENTORIES

     Substantially all chemical product inventories are accounted for on the LIFO method. Inventories at December 31, 1998 were written down to estimated net realizable value, resulting in a before tax charge of $81. As a result of improved prices and the sale of the related products, this reserve was reversed in 1999.

     The Business reduced certain inventory quantities which were valued at different LIFO costs prevailing in prior periods. The effect of this reduction was to increase net income by approximately $6 for the six month period ended June 30, 2000 and to decrease net income by approximately $3 for the year ended December 31, 1999.

4.   INCOME TAXES

     Income tax expense consists of the following:

                                                      Six Months Ended        Year Ended
                                                       June 30, 2000       December 31, 1999
                                                      ----------------     -----------------
      U.S. Federal
        Current                                          $       15            $      20
        Deferred                                                 35                   75
      State and local                                             4                   11
                                                         ----------            ---------
            Total taxes on income                        $       54            $     106
                                                         ==========            =========

     The Business' effective income tax rate varied from the U.S. statutory federal income tax rate because of the following:

                                                            Six Months Ended        Year Ended
                                                             June 30, 2000       December 31, 1999
                                                            ----------------     -----------------
      Statutory U.S. federal income tax rate                     35.0 %                35.0 %
      Effect of Foreign Sales Corporation                        (2.0)                 (2.2)
      Losses of equity investee                                   0.6                   1.1
      State and local taxes on income, net
        of U.S. federal income tax benefit                        2.4                   2.4
      Other                                                       0.2                   1.1
                                                                 ----                  ----
          Effective tax rate                                     36.2 %                37.4 %
                                                                 ====                  ====

     Before-tax income for U.S. operations was $147 for the six months ended June 30, 2000 and $265 for the year ended December 31, 1999. For international operations, before tax-income was $3 for the six months ended June 30, 2000 and $18 for the year ended December 31, 1999.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                     Notes to Combined Financial Statements
                            (in millions of dollars)

5.   EMPLOYEE BENEFIT PLANS

     Chevron has defined benefit pension plans that covered substantially all employees of the Business. Benefits under these plans are based primarily upon years of service and final earnings. Chevron also provides for certain health care and life insurance plans for active and qualifying retired employees. For purposes of these financial statements, the Business is considered to be participating in the multi-employer benefit plans of Chevron. Charges from Chevron associated with these benefits were $9 for the six months ended June 30, 2000 and $20 for the year ended December 31, 1999.

     Eligible employees of the Business also participated in various defined benefit plans of Chevron, including the Profit Sharing/Savings Plan, the Employee Stock Ownership Plan, the Management Incentive Plan, Chevron Success Sharing and the Stock Option Plan. Charges from Chevron associated with these plans were $19 for the six months ended June 30, 2000 and $21 for the year ended December 31, 1999.

     After formation, the Venture established its own employee benefit plans.

6.   RELATED PARTY TRANSACTIONS

     A summary of transactions with Chevron and affiliated companies is shown below:

                                                            Six Months Ended          Year Ended
                                                              June 30, 2000       December 31, 1999
                                                            ----------------      -----------------
            Purchases from equity investees
              of Chevron                                        $   181                  $  508
            Purchases from affiliated companies                      77                      83
            Sales to affiliated companies                            80                     151
            Corporate, general and
              administrative charges                                 37                      63
            Benefit plan costs                                       28                      41
            Current income taxes                                     15                      31

     Intercompany receivable, payable and other balances are non-interest bearing. Purchases and sales from/to Chevron were recorded at prices that management believes approximate prices an unrelated third party would pay.

7.   SEGMENT AND GEOGRAPHIC DATA AND OTHER DATA

     The Business' primary country of operation is the United States. The Business operates in one segment, the manufacture and marketing of commodity petrochemicals and plastics.

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                     Notes to Combined Financial Statements
                            (in millions of dollars)

     Information about geographic areas follows:

                                     Six Months Ended             Year Ended
                                       June 30, 2000           December 31, 1999
                                     ----------------          -----------------
              Revenues
                 United States          $    1,815                 $   2,663
                 International                  19                        32
                                        ----------                 ---------
                                        $    1,834                 $   2,695
                                        ==========                 =========
                                       June 30, 2000           December 31, 1999
                                       -------------           -----------------
              Long-lived assets
                 United States          $    2,049                 $   2,033
                 Other*                        197                       187
                                        ----------                 ---------
                                        $    2,246                 $   2,220
                                        ==========                 =========

              ----------
              * Includes equity investment in a 50 percent joint venture, Saudi
                Chevron Petrochemical Company (SCPC), which began operations in late 1999.

     Revenue for the six month period through June 30, 2000 of Saudi Chevron Petrochemical Company was $93. Revenue for the year ended December 31, 1999 was not material. The Business' 50% of the net losses is included in operating expenses.

     Research and development costs expensed by the Business were $16 for the six months ended June 30, 2000 and $29 for the year ended December 31, 1999.

8.   EMPLOYEE TERMINATION BENEFITS

     The Business recorded before-tax charges to income of $8 in 1999 for employee termination benefits as part of a Chevron corporatewide staff reduction program. The charge included severance and other termination benefits of $14 for 200 U.S.-based employees. These charges were offset partly by $6 of restructuring-related net pension settlement/curtailment gains for payments made to terminated employees.

9.   COMMITMENTS AND CONTINGENCIES

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

                    CHEVRON CHEMICAL COMPANY C CHEM BUSINESS
                     Notes to Combined Financial Statements
                            (in millions of dollars)

     The Business is also subject to various environmental laws and regulations and incurred costs for preventive and corrective actions at facilities and waste disposal sites, and those environmental costs of operations and remediation activities are accrued on a basis consistent with the accounting policy set forth in Note 2. The Business may be obligated to take remedial action as a result of the enactment of laws or the issuance of new regulations or to correct the effects on the environment of disposal practices or release of chemical substances. Expensed environmental costs and related accruals at June 30, 2000 and December 31, 1999 were not significant.

     At June 30, 2000, Chevron USA, a subsidiary of Chevron, had a guarantee related to a bank term loan facility of SCPC in the amount of approximately $137. In September 2000 SCPC was advised by Gulf International Bank (GIB) that SCPC was in default on the facility due to certain covenant violations. The Business believes that it is remote that GIB would invoke the guarantee of the indebtedness by Chevron USA.

     Future minimum lease payments under noncancelable operating leases at June 30, 2000 are as follows:

                             Year ending
                              June 30,
                             -----------
                               2001             $    11
                               2002                  10
                               2003                   6
                               2004                   3
                               2005                   2
                             Thereafter              13
                                                -------
                                                $    45
                                                =======

     Rental expense under operating leases was $10 through June 30, 2000 and $18 in the year ended December 31, 1999.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Chevron Phillips Chemical Company LLC are set forth in the following table:

NAME                         AGE   POSITION
----                         ---   --------
James L. Gallogly..........  49    President and Chief Executive Officer; Nonvoting Director
C. Kent Potter.............  55    Senior Vice President and Chief Financial Officer; Nonvoting Director
Greg C. Garland............  44    Senior Vice President, Planning & Specialty Products
J. Mike Parker.............  55    Senior Vice President, Aromatics & Styrenics
Rick L. Roberts............  47    Senior Vice President, Manufacturing
Tim G. Taylor..............  48    Senior Vice President, Olefins & Polyolefins
Craig B. Glidden...........  44    Vice President, General Counsel and Secretary
Greg G. Maxwell............  45    Vice President and Controller
Joe M. McKee...............  51    Vice President and Treasurer
Darald W. Callahan.........  59    Class C Director
Patricia E. Yarrington.....  45    Class C Director
John E. Lowe...............  43    Class P Director
Michael J. Panatier........  53    Class P Director

     JAMES L. GALLOGLY: Mr. Gallogly is President and Chief Executive Officer. He previously served as Senior Vice President of Chemicals for Phillips, a position he accepted in 1999. From 1998 to 1999, he was Vice President for Olefins and Polyolefins for Phillips and from 1997 to 1998 he was Vice President, Plastics, for Phillips. Mr. Gallogly is a Director of the American Chemistry Council and the American Plastics Council.

     C. KENT POTTER: Mr. Potter is Senior Vice President and Chief Financial Officer. Mr. Potter previously served as Vice President, Finance, of Chevron Overseas Petroleum Inc., a position he accepted in 1996.

     GREG C. GARLAND: Mr. Garland is Senior Vice President for Planning & Specialty Products. He previously served as General Manager, Qatar/Middle East for Phillips, a position to which he was named in 1997. Mr. Garland is a member of the Chemical Engineering Industrial Advisory board for Texas A&M University.

     J. MIKE PARKER: Mr. Parker is Senior Vice President for Aromatics & Styrenics. He previously served Chevron as General Manager, Olefins & Plastics, a position to which he was appointed in 1999. From 1998 to 1999, he was General Manager for BTX/Styrene at Chevron. From 1996 to 1998, he was Chevron's General Manager, Supply Chain, for U.S. Chemicals.

     RICK L. ROBERTS: Mr. Roberts was named Senior Vice President for Manufacturing in October 2001. Since CPChem's formation in 2000, he has served as Vice President of Manufacturing for Olefins & Polyolefins. From 1999 to 2000, he was Plant Manager at Cedar Bayou, and from 1994 to 1999 was Manager of the Chevron refinery in Hawaii.

     TIM G. TAYLOR: Mr. Taylor is Senior Vice President for Olefins & Polyolefins. He previously served Phillips as Polyolefins Manager. Before being named to that position in 1999, Mr. Taylor was worldwide Manager for Polyethylene. From 1995 to 1999, he was in charge of chemicals and plastics as Manager of Global Ventures at Phillips.

     CRAIG B. GLIDDEN: Mr. Glidden is Vice President, General Counsel and Secretary. In 1996, Mr. Glidden founded Glidden Partners LLP, a business litigation firm, and was managing partner of the firm until joining CPChem in 2000.

     GREG G. MAXWELL: Mr. Maxwell is Vice President and Controller. From 1998 to 2000, he served as General Auditor for Phillips, and from 1994 to 1998 he served as Finance Manager of Phillips' plastics division.

     JOE M. MCKEE: Mr. McKee is Vice President and Treasurer. Prior to assuming his current position, he served as Finance Manager for the Americas Division of Phillips Exploration and Production, a position to which he was appointed in 1993.

     DARALD W. CALLAHAN: Mr. Callahan currently serves as Executive Vice President, Power, Chemicals and Technology at ChevronTexaco, a position to which he was appointed upon the formation of ChevronTexaco in October 2001. Prior to the merger of Chevron Corporation and Texaco Inc., he served as an Executive Vice President responsible for human resources; technology, chemical additives and coal companies; CPChem; the Dynegy power and natural gas business; and Chevron Corporation's joint venture with Sasol. From 1999 to 2000, he served as President of Chevron Chemical Company LLC, which subsequently became a part of CPChem, and prior to 1999, he served as Senior Vice President of Chevron Chemical Company LLC. He also serves as a Director of Dynegy Inc.

     PATRICIA E. YARRINGTON: Ms. Yarrington currently serves as Vice President of Strategic Planning for ChevronTexaco, a position to which she was appointed upon the formation of ChevronTexaco. She served in a similar position, Vice President of Strategic Planning, with Chevron Corporation prior to the merger of Chevron Corporation and Texaco Inc., which she assumed in August 2000. In March 1998, she was appointed President of Chevron Canada Ltd. Prior to that assignment, Ms. Yarrington served as Comptroller for Chevron Products Company.

     JOHN E. LOWE: Mr. Lowe currently serves as Senior Vice President of Corporate Strategy and Development for Phillips, a position to which he was appointed in 2001. He served as Senior Vice President of Planning and Strategic Transactions, beginning in 2000, Vice President Planning and Strategic Transactions, beginning in August 1999, and as Manager of Strategic Growth Projects, beginning in May 1999. He was Supply Chain Manager in Refining, Marketing and Transportation with Phillips from 1997 to 1999. He serves as a Director of Duke Energy Field Services, LLC.

     MICHAEL J. PANATIER: Mr. Panatier currently serves as Executive Vice President of Refining, Marketing and Transportation for Phillips, a position to which he was appointed in April 2001. He served as Vice Chairman of the Board of Duke Energy Field Services, LLC from 2000 to 2001. From 1998 to 2000, Mr. Panatier served as Senior Vice President of Gas Processing and Marketing for Phillips. From 1994 to 2000, he also served as President and Chief Executive Officer of GPM Gas Corporation, a subsidiary of Phillips. He serves as a Director of Duke Energy Field Services, LLC.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below provides information regarding the compensation earned by CPChem's Chief Executive Officer and the next four most highly compensated executive officers (collectively, the "named executive officers") during the year ended December 31, 2001 and the six months ended December 31, 2000.

For the six months ended December 31, 2000, either Phillips or ChevronTexaco paid the compensation shown below of the named executive officers and CPChem reimbursed the parents for such amounts. Some of the named executive officers received additional compensation from the parents during the six months ended December 31, 2000 for their service to the parents prior to the formation of CPChem. These amounts, which CPChem did not reimburse, were included in the Summary Compensation Table contained in CPChem's Registration Statement.

                                                Annual Compensation     Long-term Compensation
                                                -------------------     ----------------------
                                                                         Awards      Payouts       All Other
                                                                         ------      -------       Compen-
Name and Principal Position        Year (a)     Salary       Bonus      Options       LTIP         sation (b)
---------------------------        --------   ---------   ---------     -------     ---------     ----------
James L. Gallogly..............      2001     $ 438,471   $ 212,182      59,108    $ 850,000       $ 14,425
President and                        2000       207,498     135,814           -            -            268
Chief Executive Officer

Tim G. Taylor..................      2001       268,125      94,421      25,339      361,280          8,579
Senior Vice President,               2000       127,500      60,097          -             -            142
Olefins & Polyolefins

C. Kent Potter.................      2001       253,500     106,683      19,874      320,000          7,344
Senior Vice President and Chief      2000       120,000      56,571           -            -            777
Financial Officer

Greg C. Garland................      2001       239,411     114,296      14,574      311,686          7,496
Senior Vice President,               2000       110,000      44,542           -            -            104
Planning & Specialty Products

Craig B. Glidden...............      2001       273,650     162,747      21,530      200,000          8,658
Vice President,                      2000       130,000      55,714           -            -            850
General Counsel & Secretary

----------
(a)  The amounts shown for 2000 are for the six months ended December 31, 2000.

(b) During 2001, Messrs. Gallogly, Taylor, Potter, Garland and Glidden received company contributions to their savings plan accounts of $13,774, $8,137, $6,926, $7,113 and $8,210, respectively, and life insurance premiums of $651, $442, $418, $383 and $448, respectively, were paid on their behalf. During the last six months of 2000, life insurance premiums of $268, $142, $777, $104 and $850, respectively, were paid on their behalf.

OPTION GRANTS AND OPTIONS EXERCISED DURING 2001

There were no options to purchase securities of CPChem granted during 2001 nor were any outstanding as of December 31, 2001. However, under CPChem's Long-Term Incentive Plan (LTIP), phantom share options were granted to the named executive officers. The following table sets forth information concerning such grants.

                                                                                   Potential Realizable
                                                                                     Value at Assumed
                                       Percent of                                     Annual Rates of
                                      Total Options                                 Price Appreciation
                        Number of      Granted to      Exercise                    for Option Term (b)
                         Options        Employees      Price per   Expiration     -----------------------
Name                   Granted (a)       in 2001         Share        Date          @ 5%         @ 10%
----                   ------------   -------------    ---------   ----------      ------       -------
James L. Gallogly....      59,108         17.5%         $ 23.08    01/01/2011    $ 857,657   $ 2,173,992

Tim G. Taylor........      25,339          7.5            23.08    01/01/2011      367,669       931,968

C. Kent Potter.......      19,874          5.9            23.08    01/01/2011      288,372       730,966

Greg C. Garland......      14,574          4.3            23.08    01/01/2011      211,469       536,032

Craig B. Glidden.....      21,530          6.4            23.08    01/01/2011      312,400       791,873

(a) The phantom share options vest in one-third (1/3) increments on each anniversary of the grant date, which was January 1, 2001 for all of the options listed above. Upon exercise, the option holder is entitled to receive in cash the difference between the exercise price and the market value per share on the valuation date immediately prior to the exercise date.

(b) Potential realizable value is based on the assumption that the market value per share appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The market value per share at the end of the option term for the options are $37.59 and $59.86, assuming 5% and 10% appreciation rates, respectively. The amounts of hypothetical appreciation reflect required calculations at rates set by the Securities and Exchange Commission and, therefore, are not intended to represent either historical appreciation or anticipated future appreciation in the market value per share.

AGGREGATED OPTION EXERCISES AND OPTION VALUES AT DECEMBER 31, 2001

The following table reflects the number of unexercised phantom share options at year-end. At the time of filing, the value of such options could not be determined as the information required to determine the market value per share was not yet available. The market value per share is equal to an amount calculated by multiplying CPChem's average annual EBITDA, as defined in the LTIP, by the EBITDA multiple of a group of comparable, publicly-traded chemical companies, and dividing this amount by 100,000,000. No options were exercised by the named executive officers during 2001.

                                                   Number of Options at                 Value of Options at
                                                     December 31, 2001                   December 31, 2001
                            Shares                 --------------------                 -------------------
                          Acquired on    Value
Name                       Exercise    Realized   Exercisable     Unexercisable   Exercisable    Unexercisable
----                      -----------  --------   -----------     -------------   -----------    -------------
James L. Gallogly....          -           -         -               59,108           -             n/a

Tim G. Taylor........          -           -         -               25,339           -             n/a

C. Kent Potter.......          -           -         -               19,874           -             n/a

Greg C. Garland......          -           -         -               14,574           -             n/a

Craig B. Glidden.....          -           -         -               21,530           -             n/a

LONG-TERM INCENTIVE PLANS

In 2001, CPChem's Board of Directors adopted the Chevron Phillips Chemical Company LLC Long-Term Incentive Plan for selected key employees. The plan provides for two types of awards: phantom share options and target awards. The Compensation Committee has the sole discretion to determine which employees receive phantom options or target awards.

The phantom options will have an exercise price equal to the market value per share as of the grant date. The market value per share is established each January 1 and July 1, and is equal to an amount calculated by multiplying CPChem's average annual EBITDA, as defined in the LTIP, by the EBITDA multiple of a group of comparable, publicly-traded chemical companies, and dividing this amount by 100,000,000. The options vest in one-third increments on each anniversary of the grant date and remain exercisable until the tenth anniversary of the grant date. Upon exercise, the option holder is entitled to receive in cash the appreciation in value between the exercise price and the market value per share as of the exercise date.

The Compensation Committee sets target awards at the time such awards are granted. The amount payable as a target award is determined at the end of each performance cycle, typically three years, by comparing CPChem's average return on assets for the performance cycle with a group of comparable companies selected by the Compensation Committee. This comparison yields a percentile ranking, which is used to determine the amount of the award as a percentage of the target award.

LTIP AWARDS IN 2001

                                                                                    Estimated Future Payouts
                                                  Performance                  UNDER NON-STOCK-PRICE-BASED-PLANS
                              Target             Period Until             ---------------------------------------------
Name                          Award                 Payout                Threshold(b)          Target         Maximum
----                          -----              ------------             ------------          ------         -------
James L. Gallogly......    $ 758,448 (a)          12/31/2003                $ 379,224        $ 758,448      $ 1,516,895

Tim G. Taylor..........      291,275 (a)          12/31/2003                  145,638          291,275          582,550

C. Kent Potter.........      153,000              12/31/2003                   76,500          153,000          306,000

Greg C. Garland........      201,500 (a)          12/31/2003                  100,750          201,500          403,000

Craig B. Glidden.......      165,750              12/31/2003                   82,875          165,750          331,500

(a) The Compensation Committee granted Messrs. Gallogly, Taylor and Garland additional target awards of $303,400, $96,200 and $89,300, respectively, to replace potential payouts from the Phillips LTIP that were lost due to their termination as Phillips employees.

(b) CPChem's return on assets must be at least equal to the 40th percentile when compared with the peer group (threshold performance) before any award can be paid. If the threshold performance is achieved, the awards are paid at the threshold level, which is 50% of the target award established for the performance period. The actual awards earned can range from 0% -- 200% of the target awards.

CPChem's Board of Directors also adopted a Special Synergy Incentive Plan (SSIP) for selected key employees. The SSIP is intended to provide incentive for selected senior management and other key employees to achieve in excess of $150 million in annually-recurring synergies and cost savings on or before June 30, 2002. The amounts payable under the SSIP are based upon a percentage, determined by the Compensation Committee, of all annually-recurring synergies. The participants in the SSIP were nominated by CPChem's President and Chief Executive Officer and confirmed by the Compensation Committee. As provided in the SSIP, awards will be paid out prior to June 30, 2002 because CPChem achieved more than $200 million in recurring synergies before that date. A second measurement will occur after June 30, 2002 and participants may receive a supplemental payment thereafter based on the difference, if any, between amounts paid prior to June 30, 2002 and the amounts that would have been paid as of June 30, 2002. The SSIP will expire on June 30, 2002.

PENSION PLANS

RETIREMENT PLAN

CPChem's retirement plan is a defined benefit plan and applies to most U.S.-based employees. Eligible employees automatically participate in the plan and begin accruing benefits from January 1, 2001 or their first day of employment if employed after that date. Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with Phillips or ChevronTexaco or their affiliates. Retirement benefits are based on two types of credits: a career average pay benefit and cash balance account benefit. The career average pay benefit is made up of an annual credit and discretionary upgrades. The annual credit is equal to 1% of each eligible employee's pay. Discretionary upgrades to the 1% annual credit may be made as often as every three years, provided CPChem's earnings support the additional cost. At age 65, the sum of all the annual credits and discretionary upgrades are divided by 12 and the result is the eligible employee's monthly retirement benefit. The cash balance account benefit is made up of an annual credit and additional credits based on CPChem's profitability. The annual credit is equal to 1% of each eligible employee's pay. Additional credits may be made at rates ranging from 0% - 10% of the total amount in each eligible employee's cash balance account. Upon retirement, the amount in the employee's cash balance account may be paid as a lump sum payment or converted to a monthly benefit. If an eligible employee leaves CPChem for any reason prior to retirement, the balance in the cash balance account may be rolled over into an individual retirement account or another employer's 401(k) or other defined contribution plan that accepts rollovers. Eligible employees that came to CPChem from either parent on January 1, 2001 will receive an adjustment to their retirement benefit. This adjustment will ensure that an employee's retirement benefit will not be adversely affected as a result of that employee's ceasing to accumulate service credit under either parent's pension plan.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The supplemental executive retirement plan applies to designated officers and key executives who receive a retirement benefit under the retirement plan and who have had the amount of that benefit reduced due to required limitations under the Internal Revenue Code of 1986, as amended, or by reason of deferral of compensation under our executive deferred compensation plan. The eligible employee's benefit under this plan is equal to the difference between (a) the amount the employee would have received under the retirement plan without regard to the limitations imposed by the Internal Revenue Code and the amounts deferred by the employee under CPChem's executive deferred compensation plan, and (b) the amount of the employee's retirement benefit payable under the retirement plan.

The benefits payable under the supplemental executive retirement plan are payable in the same manner, for the same period, and on the same basis as the benefits under the retirement plan.

ESTIMATED RETIREMENT BENEFITS

The estimated annual benefits payable upon retirement at normal retirement age (defined in the retirement plan as age 65) for each of the named executive officers are as follows:

                                                                  Estimated
        Name                                                  Retirement Benefits
        ----                                                  -------------------
        James L. Gallogly..................................      $ 231,624
        Tim G. Taylor......................................        116,332
        C. Kent Potter.....................................         89,293
        Greg C. Garland....................................        113,381
        Craig B. Glidden...................................        101,000

DIRECTOR COMPENSATION

Neither the Class C nor Class P directors of CPChem receive any additional compensation for their service as directors.

EMPLOYMENT AGREEMENTS

None of the named executive officers have employment agreements with CPChem.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Since December 2000, Messrs. Callahan and Lowe have served as members of the Compensation Committee of the Board of Directors of CPChem. Neither director has served as an officer or employee of CPChem or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

CPChem is a limited liability company wholly-owned by ChevronTexaco and Phillips, either directly or indirectly through their wholly-owned subsidiaries. ChevronTexaco's ownership interest is held entirely by Chevron U.S.A. Inc., its wholly-owned subsidiary. A portion of Phillips' ownership interest is held directly by Phillips, with the remaining ownership interest held by WesTTex 66 Pipeline Company, Drilling Specialties Company and Phillips Petroleum International Corporation, all wholly-owned subsidiaries of Phillips. Pursuant to CPChem's limited liability company agreement, neither parent may transfer its ownership interest before July 1, 2003, except to wholly-owned affiliates. After July 1, 2003, either parent may transfer all, but not less than all, of its ownership interest, subject to a right of first refusal in favor of the nontransferring parent. The following information is given with respect to the parents' interests in CPChem as of the date of this annual report.

                                                                                    Percentage
Name and Address of Owner                                     Title of Class       of Ownership
-------------------------                                     --------------       ------------

Chevron U.S.A. Inc..........................................      Class C             50.0%
     575 Market Street
     San Francisco, California 94105

Phillips Petroleum Company..................................      Class P             37.9%
     Phillips Building
     Bartlesville, Oklahoma 74004

Phillips Petroleum International Corporation................      Class P              9.6%
     1250 Adams Building
     Bartlesville, Oklahoma 74004

WesTTex 66 Pipeline Company.................................      Class P              2.1%
     1250 Adams Building
     Bartlesville, Oklahoma 74004

Drilling Specialties Company................................      Class P              0.4%
     1250 Adams Building
     Bartlesville, Oklahoma 74004

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

All of the related transactions described below are on terms substantially no more favorable than those that would have been agreed upon by third parties on an arm's-length basis.

THE GENERAL TRANSITION SERVICES AGREEMENTS. In connection with the formation of the company, CPChem entered into a General Transition Services Agreement with Chevron U.S.A. Inc. (Chevron U.S.A.) and a Transition Services Agreement with Phillips to provide CPChem with personnel, equipment, tools and technology for reasonable periods of transition after July 1, 2000. Under the agreements, Chevron U.S.A. and Phillips agree to make all reasonable efforts to have their employees available to CPChem upon request. Phillips and Chevron U.S.A charge CPChem for these services according to the rates agreed upon in the various transition services agreements. The General Transition Services Agreement and the Transition Services Agreement cover the most significant aspects of the transfer of employees from and the provision of services by Chevron U.S.A. and Phillips to CPChem. CPChem has also entered into other ancillary agreements that cover the provision of particular personnel and services for a period of time after the formation of the company.

CHEVRON CREDIT FACILITY. On December 22, 2000, CPChem entered into a credit facility with Chevron Capital Corporation to provide for loans of up to $100 million with interest payable at LIBOR plus 0.25%. As of December 31, 2000, $50 million was drawn under this facility. The balance of this facility, an additional $50 million, was drawn on February 14, 2001. On March 19, 2001, all amounts owed under this facility were paid in full and the facility was canceled.

INTELLECTUAL PROPERTY AGREEMENTS. In connection with the formation of the company, CPChem entered into a Tradename License Agreement with ChevronTexaco and Phillips, a General Trademark Assignment Agreement with Phillips, and separate Intellectual Property Agreements with each assigning or exclusively licensing rights to certain intellectual property owned by ChevronTexaco and Phillips.

COMMON FACILITY OPERATING AGREEMENTS AND SUPPLY AGREEMENTS. In connection with the formation of the company, CPChem entered into Common Facilities Operating Agreements with Phillips and Chevron U.S.A. related to the operation of the chemical facilities located within their refineries in Sweeny, Borger, and Pascagoula. CPChem has also entered into supply agreements with Phillips and Chevron U.S.A. under which CPChem purchases various products produced in these refineries, and Phillips and Chevron U.S.A. purchase various products CPChem produces in the chemical facilities. CPChem has also entered into an agreement with Phillips under which it purchases low-sulfur kerosene and solvent extraction diluents produced at Phillips' refinery located in Woods Cross, Utah.

FEEDSTOCK AGREEMENTS. CPChem is a party to contracts with Phillips, Duke Energy Field Services, LLC (an affiliate of Phillips) and Dynegy Inc. (an affiliate of ChevronTexaco) under which they supply CPChem with natural gas liquid feedstocks.

SALES AGENCY AGREEMENTS. In connection with the formation of the company, CPChem entered into two sales agency agreements with Phillips under which it markets and sells certain chemical products produced by Phillips at its Sweeny Refinery located in Old Ocean, Texas.

POLYETHYLENE PINE SALES. CPChem's Performance Pipe division sells polyethylene pipe to Phillips. CPChem does not have a long-term sales agreement with Phillips for the supply of polyethylene pipe; consequently, all of the sales in 2001 were made via individual purchase orders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a)(1) The financial statements listed in the Index to Consolidated Financial Statements on page 30 are filed as part of this annual report.

(a)(2) The following schedule is presented as required. All other schedules are omitted because the information is not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

                      Chevron Phillips Chemical Company LLC
                 Schedule II - Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts

          MILLIONS
          --------
          Balance at July 1, 2000                           $   3
          Additions charged to expense                          1
          Bad debt write-offs                                  (1)
                                                             ----
          Balance at December 31, 2000                          3
          Additions charged to expense                          6
          Bad debt write-offs                                  (3)
                                                             ----
          Balance at December 31, 2001                      $   6
                                                             ====

(a)(3) The exhibits listed in the Index of Exhibits on page 95 are filed as part of this annual report.

(b) There were no Reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHEVRON PHILLIPS CHEMICAL COMPANY LLC

                                                  /s/ C. Kent Potter
                                         -------------------------------------
                                                     C. Kent Potter
                                                Senior Vice President and
                                                 Chief Financial Officer

                                                  Date: March 15, 2002

Each person whose signature appears below hereby constitutes and appoints James
L. Gallogly, C. Kent Potter and Greg G. Maxwell and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                  TITLE                             DATE
           ---------                                  -----                             ----
/s/ James L. Gallogly             President and Chief Executive Officer            March 15, 2002
--------------------------------
 James L. Gallogly

/s/ C. Kent Potter                Senior Vice President and                        March 15, 2002
--------------------------------  Chief Financial Officer
 C. Kent Potter

/s/ Greg G. Maxwell               Vice President and Controller                    March 15, 2002
--------------------------------
 Greg G. Maxwell

/s/ Darald W. Callahan            Director                                         March 15, 2002
--------------------------------
 Darald W. Callahan

/s/ John E. Lowe                  Director                                         March 15, 2002
--------------------------------
 John E. Lowe

/s/ Michael J. Panatier           Director                                         March 15, 2002
--------------------------------
 Michael J. Panatier

/s/ Patricia E. Yarrington        Director                                         March 15, 2002
--------------------------------
 Patricia E. Yarrington

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934:

No annual report to security holders covering the Registrant's last fiscal year has been sent to the Registrant's security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the Registrant's security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                INDEX OF EXHIBITS



EXHIBIT NO.                          DOCUMENT
-----------                          --------
  *3.1   Certificate of Formation of Chevron Phillips Chemical Company LLC,
         dated May 23, 2000 (Exhibit No. 3.1 to CPChem's Registration Statement
         on Form S-4 dated April 16, 2001).

  *3.2   Certificate of Limited Partnership of Chevron Phillips Chemical Company
         LP, dated April 26, 2000 (Exhibit No. 3.2 to CPChem's Registration
         Statement on Form S-4 dated April 16, 2001).

  *3.3   Certificate of Amendment to Certificate of Limited Partnership of Chevron
         Phillips Chemical Company LP, dated May 23, 2000 (Exhibit No. 3.3 to
         CPChem's Registration Statement on Form S-4 dated April 16, 2001).

  *3.4   Amended and Restated Limited Liability Company Agreement of Chevron
         Phillips Chemical Company LLC, dated July 1, 2000, by and between Chevron
         Corporation, Phillips Petroleum Company, Chevron U.S.A. Inc., Chevron
         Pipe Line Company, Chevron Overseas Petroleum Inc., Drilling Specialties
         Co., WesTTex 66 Pipeline Co. and Phillips Petroleum International
         Corporation (Exhibit No. 3.4 to CPChem's Registration Statement on Form
         S-4 dated April 16, 2001).

  *3.5 Agreement of Limited Partnership of Chevron Phillips Chemical Company LP, dated April 26, 2000 (Exhibit No. 3.5 to CPChem's Registration Statement on Form S-4 dated April 16, 2001).

  *3.6   Amendment No. 1 to the Amended and Restated Limited Liability Company
         Agreement of Chevron Phillips Chemical Company LLC, dated as of July 1,
         2000, by and between Chevron Corporation, Phillips Petroleum Company,
         Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Overseas
         Petroleum Inc., Drilling Specialties Co., WesTTex 66 Pipeline Co. and
         Phillips Petroleum International Corporation (Exhibit No. 3.2 to CPChem's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

  *4.1   Indenture, dated as of March 19, 2001 between Chevron Phillips Chemical
         Company LLC and Chevron Phillips Chemical Company LP, as Issuers, and The
         Bank of New York as Trustee (Exhibit No. 4.1 to CPChem's Registration
         Statement on Form S-4 dated April 16, 2001).

  *4.2   Amended and Restated Three-Year Credit Agreement among Chevron Phillips
         Chemical Company LLC and Chevron Phillips Chemical Company LP, as
         Borrowers, and Bank of America, N.A., The Chase Manhattan Bank, ABN AMRO
         Bank, N.V., National Westminster Bank Plc., and certain financial institutions party thereto, dated as of July 3, 2000 (Exhibit No. 4.3 to CPChem's Registration Statement on Form S-4 dated April 16, 2001).

  *4.3   First Amendment to Amended and Restated Three-Year Credit Agreement among
         Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical
         Company LP, as Borrowers, and Bank of America, N.A., The Chase Manhattan
         Bank, ABN AMRO Bank, N.V., National Westminster Bank Plc., and certain lenders from time to time parties thereto, dated as of July 2, 2001
         (Exhibit No. 4.1 to CPChem's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  *4.4   364-Day Credit Agreement among Chevron Phillips Chemical Company LLC and
         Chevron Phillips Chemical Company LP, as Borrowers, and Bank of America,
         N.A., The Chase Manhattan Bank, ABN AMRO Bank N.V., The Royal Bank of
         Scotland, Barclays Bank Plc, and the several lenders from time to time parties thereto, dated as of July 2, 2001 (Exhibit No. 4.2 to CPChem's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

 *10.1   Contribution Agreement by and among Phillips Petroleum Company, Chevron
         Corporation and Chevron Phillips Chemical Company LLC, dated May 23, 2000
         (Exhibit No. 10.1 to CPChem's Registration Statement on Form S-4/A dated
         May 10, 2001).


 *10.2   Letter Agreement dated July 5, 2001, amending the Contribution
         Agreement, dated May 23, 2000, between Chevron Corporation, Phillips
         Petroleum Company and Chevron Phillips Chemical Company LLC (Exhibit No.
         10.1 to CPChem's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2001).

 *10.3   Chevron Phillips Chemical Company LP Executive Deferred Compensation
         Plan, effective January 1, 2001 (Exhibit No. 10.2 to CPChem's
         Registration Statement on Form S-4 dated April 16, 2001).

 *10.4   Chevron Phillips Chemical Company LP Supplemental Executive Retirement
         Plan (Exhibit No. 10.3 to CPChem's Registration Statement on Form S-4 dated April 16, 2001).

  10.5   Chevron Phillips Chemical Company LLC Long-Term Incentive Plan.

  10.6   Chevron Phillips Chemical Company LLC Annual Incentive Plan.

  10.7   Chevron Phillips Chemical Company LP Special Synergy Incentive Plan.

  21.1   Subsidiaries of the Registrant.

 ----------
 * Incorporated by reference as indicated.
