Form 10-Q
period 2002-03-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2002-05-07
CIK 1127399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM___________ TO _________

                        COMMISSION FILE NO. 333-59054-01

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


                                                                            Page
                                                                            ----

Part I.  Financial Information (Unaudited)

     Item 1.  Financial Statements

                 Condensed Consolidated Statement of Operations
                   for the three months ended March 31, 2002 and 2001          3

                 Condensed Consolidated Balance Sheet
                   at March 31, 2002 and December 31, 2001                     4

                 Condensed Consolidated Statement of Cash Flows
                   for the three months ended March 31, 2002 and 2001          5

                 Notes to Condensed Consolidated Financial Statements          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      20


Part II. Other Information

     Item 1.  Legal Proceedings                                               20

     Item 6.  Exhibits and Reports on Form 8-K                                21

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
               Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                Three months ended
                                                     March 31,
MILLIONS                                          2002      2001
--------                                        -------    -------
Revenue
   Net sales                                    $ 1,147    $ 1,825
   Equity in loss of affiliates, net                 (1)        (3)
   Other income                                      14         32
                                                -------    -------
      Total revenue                               1,160      1,854
                                                -------    -------
Costs and Expenses
   Cost of goods sold                             1,063      1,800
   Selling, general and administrative               91        128
   Research and development                          11         13
                                                -------    -------
      Total costs and expenses                    1,165      1,941
                                                -------    -------
Loss Before Interest and Taxes                       (5)       (87)

   Interest income                                    2          3
   Interest expense                                 (18)       (33)
                                                -------    -------
Loss Before Taxes                                   (21)      (117)

   Income taxes                                      (1)        (1)
                                                -------    -------
Net Loss                                        $   (22)   $  (118)
                                                =======    =======


         See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                                  March 31,     December 31,
MILLIONS                                            2002           2001
--------                                          ---------     ------------
Current assets
   Cash and cash equivalents                       $    80         $   111
   Accounts receivable, net                            786             782
   Inventories                                         606             638
   Other current assets                                 19              20
                                                   -------         -------
       Total current assets                          1,491           1,551

Property, plant and equipment, net                   3,950           3,968
Investment in and advances to affiliates               349             259
Other assets and deferred charges                       59              82
                                                   -------         -------
Total Assets                                       $ 5,849         $ 5,860
                                                   =======         =======

                           LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
   Accounts payable                                $   436         $   449
   Accrued income and other taxes                       28              57
   Secured borrowings                                  181             199
   Other current liabilities                            83             115
                                                   -------         -------
       Total current liabilities                       728             820

Long-term debt                                       1,605           1,507
Other liabilities and deferred credits                  96              99
                                                   -------         -------
       Total liabilities                             2,429           2,426

Members' capital                                     3,438           3,450
Accumulated other comprehensive loss                   (18)            (16)
                                                   -------         -------
Total Liabilities and Members' Capital             $ 5,849         $ 5,860
                                                   =======         =======


         See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
               Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                             Three months ended
                                                                                   March 31,
MILLIONS                                                                       2002       2001
--------                                                                     -------    -------
Cash Flows From Operating Activities
   Net loss                                                                  $   (22)   $  (118)
   Adjustments to reconcile net loss to net cash flows
     provided by (used in) operating activities
       Depreciation, amortization and retirements                                 67         76
       Undistributed equity in loss of affiliates, net                             5          3
       Changes in operating working capital                                      (53)       (63)
       Other operating cash flow activity                                         17         (5)
                                                                             -------    -------
          Net cash flows provided by (used in)
            operating activities                                                  14       (107)
                                                                             -------    -------
Cash Flows From Investing Activities
   Capital and investment expenditures                                           (65)       (63)
   Advances to Qatar Chemical Company Ltd. (Q-Chem)                              (79)         -
   Decrease in other investments                                                   -         12
                                                                             -------    -------
          Net cash flows used in investing activities                           (144)       (51)
                                                                             -------    -------
Cash Flows From Financing Activities
   Increase (decrease) in commercial paper, net                                  101       (282)
   Decrease in secured borrowings, net                                           (19)         -
   Proceeds from the issuance of other long-term debt                              -        510
   Decrease in note payable to member, net                                         -        (50)
   Contributions from members                                                     10          -
   Post-closing adjustments from (to) members                                      7        (13)
                                                                             -------    -------
          Net cash flows provided by financing activities                         99        165
                                                                             -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents                             (31)         7
Cash and Cash Equivalents at Beginning of Period                                 111        156
                                                                             -------    -------
Cash and Cash Equivalents at End of Period                                   $    80    $   163
                                                                             =======    =======


         See Notes to Condensed Consolidated Financial Statements.

                      CHEVRON PHILLIPS CHEMICAL COMPANY LLC
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  General Information

         The company, through its subsidiaries, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Phillips Chemical Company LLC is owned 50% each by ChevronTexaco Corporation (ChevronTexaco) and Phillips Petroleum Company (Phillips).

         The unaudited condensed consolidated financial statements included herein include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, "CPChem"), and should be read in conjunction with the consolidated financial statements included in CPChem's Annual Report on Form 10-K for the year ended December 31, 2001. The financial statements and accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation. Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Note 2.  New Accounting Pronouncements

         CPChem adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. Implementation of this standard did not have a material effect on consolidated results of operations, financial position or liquidity.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets. This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable. That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated. The liability is adjusted each year for accretion, with a charge to the statement of operations. SFAS No. 143 will become effective for CPChem beginning January 1, 2003. CPChem is currently reviewing the new standard to determine what impact, if any, implementation of this standard will have on consolidated results of operations and financial position.

Note 3.  Comprehensive Loss

                                                         Three months ended
                                                             March 31,
               MILLIONS                                   2002         2001
               --------                                   ----         ----
               Net loss                                   $(22)       $(118)
               Foreign currency translation adjustments     (2)          (8)
                                                          ----        -----
               Comprehensive loss                         $(24)       $(126)
                                                          ====        =====

Note 4.  Investments

         CPChem advanced Qatar Chemical Company Ltd. (Q-Chem), a 49% owned equity investment, $79 million in the first quarter of 2002 under a subordinated loan agreement. Funds received under the agreement are used by Q-Chem towards the cost of construction and start-up of the Qatar complex. Advances bear interest and upon completion of the complex, are to be repaid from cash available after the payment of debt obligations on Q-Chem's $750 million senior bank debt, subject to certain financial tests. The loan is subordinate to Q-Chem's senior bank debt.

         Aggregate summarized financial information for Phillips Sumika Polypropylene Company, a significant equity investment from time to time as defined by the SEC, follows:

                                                 Three months ended
                                                      March 31,
               MILLIONS                          2002          2001
               --------                          ----          ----
               Revenues                          $ 42          $ 50
               Loss before income taxes            (7)          (12)
               Net loss                            (7)          (12)

         Aggregate summarized financial information for all other equity investments follows:


                                                     Three months ended
                                                          March 31,
               MILLIONS                               2002         2001
               --------                               ----         ----
               Revenues                              $ 148        $ 161
               Income (loss) before income taxes         4           (4)
               Net income (loss)                         2           (5)

Note 5.  Debt

         Long-term debt, net of applicable debt discounts, as shown on the condensed consolidated balance sheet follows:

                                                               March 31,     December 31,
               MILLIONS                                           2002           2001
               --------                                        ---------     ------------
               Commercial paper                                 $ 1,098         $ 1,002
               7% notes due 2011                                    500             500
               Other                                                 11              11
                                                                -------         -------
                  Subtotal                                        1,609           1,513
               Unamortized debt discount                             (4)             (6)
                                                                -------         -------
                  Total                                         $ 1,605         $ 1,507
                                                                =======         =======

         In addition to the debt information presented above, at March 31, 2002, CPChem had outstanding $181 million of borrowings, classified as short-term, under a trade receivables securitization agreement, secured by $304 million of trade receivables. At December 31, 2001, $199 million of borrowings were outstanding under the agreement, secured by $269 million of receivables. The agreement expires May 21, 2002. CPChem has requested and expects to receive an extension of the expiration date of the agreement to May 2003.

Note 6.  Termination Benefits

         Accrued termination benefits payable totaled $6 million at December 31, 2001. Approximately $5 million of these benefits were paid in the first quarter of 2002. Remaining accrued termination benefits payable totaled $1 million at March 31, 2002.

Note 7.  Contingencies

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

Note 8.  Segment Information

         Effective January 1, 2002, CPChem restructured the composition of its operating segments into the following:

         OLEFINS AND POLYOLEFINS - This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefins products such as ethylene and propylene. This segment also manufactures and markets normal alpha olefins and polyolefin products such as polyethylene, polypropylene and polyethylene pipe.

         AROMATICS AND STYRENICS - This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane. This segment also manufactures and markets polystyrene and styrene-butadiene copolymers (SBC) sold under the trademark K-Resin-Registered Trademark-.

         SPECIALTY PRODUCTS - This segment manufactures and markets a variety of specialty products, including organosulfur chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark Ryton-TM-.

         Financial information by segment follows. Prior year information has been restated to conform to the current segment reporting presentation.

                                                                                      Corporate,
                                          Olefins &      Aromatics &    Specialty       Other &
MILLIONS                                 Polyolefins      Styrenics     Products     Eliminations      Total
--------                                 -----------     -----------    ---------    ------------      -----
THREE MONTHS ENDED MARCH 31, 2002
Net sales - external                       $  681          $  381         $  85         $   -         $ 1,147
Net sales - inter-segment                      55              22             -           (77)              -
Income (loss) before interest & taxes           -             (12)           10            (3)             (5)

THREE MONTHS ENDED MARCH 31, 2001
Net sales - external                        1,204             521           100             -           1,825
Net sales - inter-segment                      61              46             -          (107)              -
Income (loss) before interest & taxes         (55)            (37)            8            (3)            (87)


Total assets - MARCH 31, 2002               3,475           1,704           462           208           5,849
Total assets - DECEMBER 31, 2001            3,465           1,679           467           249           5,860

Note 9.  Condensed Consolidating Financial Statements

         Condensed consolidating financial statements follow. This information is presented in accordance with SEC rules and regulations as they relate to the outstanding debt jointly and severally issued by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP.

         The LLC is the non-operating parent holding company. The LP is the primary U.S. operating company. "Other Entities" is principally comprised of foreign operations and the holding companies that have direct ownership of the LP. These consolidating financial statements were prepared using the equity method of accounting for investments.

                         Chevron Phillips Chemical Company LLC
                    Condensed Consolidating Statement of Operations
                       For the three months ended March 31, 2002
                                      (Unaudited)

                                                                    Other
MILLIONS                                       LLC         LP      Entities    Eliminations     Total
--------                                      -----     -------    --------    ------------    -------
Revenue
   Net sales                                  $   -     $ 1,022     $  183        $  (58)      $ 1,147
   Equity in loss of affiliates, net             (5)        (15)       (14)           33            (1)
   Other income                                   -          30         23           (39)           14
                                              -----     -------     ------        ------       -------
         Total revenue                           (5)      1,037        192           (64)        1,160
                                              -----     -------     ------        ------       -------
Costs and Expenses
   Cost of goods sold                             -         946        174           (57)        1,063
   Selling, general and administrative            -          98         33           (40)           91
   Research and development                       -          11          -             -            11
                                              -----     -------     ------        ------       -------
         Total costs and expenses                 -       1,055        207           (97)        1,165
                                              -----     -------     ------        ------       -------
Loss Before Interest and Taxes                   (5)        (18)       (15)           33            (5)

   Interest income                                -           1          1             -             2
   Interest expense                             (17)          -         (1)            -           (18)
                                              -----     -------     ------        ------       -------
Loss Before Taxes                               (22)        (17)       (15)           33           (21)

   Income taxes                                   -           -         (1)            -            (1)
                                              -----     -------     ------        ------       -------
Net Loss                                      $ (22)    $   (17)    $  (16)       $   33       $   (22)
                                              =====     =======     ======        ======       =======

                      Chevron Phillips Chemical Company LLC
                 Condensed Consolidating Statement of Operations
                    For the three months ended March 31, 2001
                                   (Unaudited)

                                                                    Other
MILLIONS                                       LLC         LP      Entities    Eliminations     Total
--------                                      -----     -------    --------    ------------    -------
Revenue
   Net sales                                 $    -     $ 1,848     $  421        $ (444)      $ 1,825
   Equity in loss of affiliates, net            (86)         (7)      (110)          200            (3)
   Other income                                   -          27         15           (10)           32
                                             ------     -------     ------        ------       -------
         Total revenue                          (86)      1,868        326          (254)        1,854
                                             ------     -------     ------        ------       -------
Costs and Expenses
   Cost of goods sold                             -       1,851        393          (444)        1,800
   Selling, general and administrative            -         119         19           (10)          128
   Research and development                       -          13          -             -            13
                                             ------     -------     ------        ------       -------
         Total costs and expenses                 -       1,983        412          (454)        1,941
                                             ------     -------     ------        ------       -------

Loss Before Interest and Taxes                  (86)       (115)       (86)          200           (87)
   Interest income                                -           1          2             -             3
   Interest expense                             (32)          -         (1)            -           (33)
                                             ------     -------     ------        ------       -------
Loss Before Taxes                              (118)       (114)       (85)          200          (117)

   Income taxes                                   -           -         (1)            -            (1)
                                             ------     -------     ------        ------       -------
Net Loss                                     $ (118)    $  (114)    $  (86)       $  200       $  (118)
                                             ======     =======     ======        ======       =======

                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                                                    Other
MILLIONS                                       LLC         LP      Entities    Eliminations       Total
--------                                      -----     -------    --------    ------------      -------
Current assets
    Cash and cash equivalents               $     -     $    52    $    28       $       -       $    80
    Accounts receivable, net                     33         949        524            (720)          786
    Inventories                                   -         507         99               -           606
    Other current assets                          -          11          8               -            19
                                            -------     -------    -------       ---------       -------
       Total current assets                      33       1,519        659            (720)        1,491

Property, plant and equipment, net                -       3,665        285               -         3,950
Investment in and advances to affiliates      5,474          82      4,980         (10,187)          349
Other assets and deferred charges                 5          42         12               -            59
                                            -------     -------    -------       ---------       -------
Total Assets                                $ 5,512     $ 5,308    $ 5,936       $ (10,907)      $ 5,849
                                            =======     =======    =======       =========       =======

Current liabilities
   Accounts payable                         $   478     $   446    $   232       $    (720)      $   436
   Secured borrowings                             -           -        181               -           181
   Other current liabilities                      2          93         16               -           111
                                            -------     -------    -------       ---------       -------
       Total current liabilities                480         539        429            (720)          728

Long-term debt                                1,594          11          -               -         1,605
Other liabilities and deferred credits            -          84         12               -            96
                                            -------     -------    -------       ---------       -------
       Total liabilities                      2,074         634        441            (720)        2,429

Members' capital                              3,438       4,674      5,513         (10,187)        3,438
Accumulated other comprehensive loss              -           -        (18)              -           (18)
                                            -------     -------    -------       ---------       -------
Total Liabilities and Members' Capital      $ 5,512     $ 5,308    $ 5,936       $ (10,907)      $ 5,849
                                            =======     =======    =======       =========       =======

                      Chevron Phillips Chemical Company LLC
                      Condensed Consolidating Balance Sheet
                                December 31, 2001


                                                                     Other
MILLIONS                                        LLC         LP      Entities    Eliminations       Total
--------                                     -------     -------    --------    ------------      -------
Current assets
  Cash and cash equivalents                  $     -     $    71    $    40       $       -       $   111
  Accounts receivable, net                        37         944        543            (742)          782
  Inventories                                      -         541         97               -           638
  Other current assets                             -          17          3               -            20
                                             -------     -------    -------       ---------       -------
        Total current assets                      37       1,573        683            (742)        1,551

Property, plant and equipment, net                 -       3,681        287               -         3,968
Investment in and advances to affiliates       5,430          86      4,916         (10,173)          259
Other assets and deferred charges                  5          60         17               -            82
                                             -------     -------    -------       ---------       -------
Total Assets                                 $ 5,472     $ 5,400    $ 5,903       $ (10,915)      $ 5,860
                                             =======     =======    =======       =========       =======
Current liabilities
   Accounts and notes payable                $   516     $   472    $   203       $    (742)      $   449
   Secured borrowings                              -           -        199               -           199
   Other current liabilities                      10         142         20               -           172
                                             -------     -------    -------       ---------       -------
        Total current liabilities                526         614        422            (742)          820

Long-term debt                                 1,496          11         -                -         1,507
Other liabilities and deferred credits             -          87         12               -            99
                                             -------     -------    -------       ---------       -------
        Total liabilities                      2,022         712        434            (742)        2,426

Members' capital                               3,450       4,688      5,485         (10,173)        3,450
Accumulated other comprehensive loss               -           -        (16)              -           (16)
                                             -------     -------    -------       ---------       -------
Total Liabilities and Members' Capital       $ 5,472     $ 5,400    $ 5,903       $ (10,915)      $ 5,860
                                             =======     =======    =======       =========       =======

                         Chevron Phillips Chemical Company LLC
                    Condensed Consolidating Statement of Cash Flows
                       For the three months ended March 31, 2002
                                      (Unaudited)

                                                                                    Other
MILLIONS                                                     LLC          LP       Entities    Eliminations     Total
--------                                                   -------     -------     --------    ------------    -------
Cash Flows From Operating Activities
  Net loss                                                  $ (22)      $ (17)      $ (16)         $  33       $ (22)
  Adjustments to reconcile net loss to net cash
    flows provided by (used in) operating activities
      Depreciation, amortization and retirements                -          63           4              -          67
      Undistributed equity in loss of affiliates, net          36          21          18            (70)          5
      Changes in operating working capital                    (50)        (39)         36              -         (53)
      Other operating cash flow activity                       (1)         16           2              -          17
                                                            -----       -----       -----          -----       -----
          Net cash flows provided by (used in)
            operating activities                              (37)         44          44            (37)         14
                                                            -----       -----       -----          -----       -----
Cash Flows From Investing Activities
  Capital and investment expenditures                           -         (63)         (2)             -         (65)
  Advances to Qatar Chemical Company Ltd. (Q-Chem)              -           -         (79)             -         (79)
  Increase in other investments                               (81)          -           -             81           -
                                                            -----       -----       -----          -----       -----
          Net cash flows used in investing activities         (81)        (63)        (81)            81        (144)
                                                            -----       -----       -----          -----       -----
Cash Flows From Financing Activities
  Increase in commercial paper, net                           101           -           -              -         101
  Decrease in secured borrowings, net                           -           -         (19)             -         (19)
  Contributions from members                                   10           -          81            (81)         10
  Distributions to members                                      -           -         (37)            37           -
  Post-closing adjustments from members                         7           -           -              -           7
                                                            -----       -----       -----          -----       -----
          Net cash flows provided by financing activities     118           -          25            (44)         99
                                                            -----       -----       -----          -----       -----
Net Decrease in Cash and Cash Equivalents                       -         (19)        (12)             -         (31)
Cash and Cash Equivalents at Beginning of Period                -          71          40              -         111
                                                            -----       -----       -----          -----       -----
Cash and Cash Equivalents at End of Period                  $   -       $  52       $  28          $   -       $  80
                                                            =====       =====       =====          =====       =====

                        Chevron Phillips Chemical Company LLC
                   Condensed Consolidating Statement of Cash Flows
                      For the three months ended March 31, 2001
                                   (Unaudited)


                                                                                    Other
MILLIONS                                                     LLC          LP       Entities    Eliminations     Total
--------                                                   -------      ------     --------    ------------    -------
Cash Flows From Operating Activities
  Net loss                                                  $ (118)     $ (114)      $ (86)       $  200        $ (118)
  Adjustments to reconcile net loss to net cash
    flows provided by (used in) operating activities
      Depreciation, amortization and retirements                 -          63          13             -            76
      Undistributed equity in loss of affiliates, net          131           7         110          (245)            3
      Changes in operating working capital                    (119)        122         (66)            -           (63)
      Other operating cash flow activity                        (4)         (4)          3             -            (5)
                                                            ------      ------       -----        ------        ------
          Net cash flows provided by (used in)
            operating activities                              (110)         74         (26)          (45)         (107)
                                                            ------      ------       -----        ------        ------
Cash Flows From Investing Activities
  Capital expenditures                                           -         (61)         (2)            -           (63)
  Decrease (increase) in investments                           (36)          -          12            36            12
                                                            ------      ------       -----        ------        ------
          Net cash flows provided by (used in)
            investing activities                               (36)        (61)         10            36           (51)
                                                            ------      ------       -----        ------        ------
Cash Flows From Financing Activities
  Decrease in commercial paper, net                           (282)          -           -             -          (282)
  Proceeds from the issuance of other long-term debt           497          13           -             -           510
  Decrease in notes payable to member, net                     (50)          -           -             -           (50)
  Distributions to members                                       -           -          (9)            9             -
  Post-closing adjustments to members                          (13)          -           -             -           (13)
                                                            ------      ------       -----        ------        ------
          Net cash flows provided by (used in)
            financing activities                               152          13          (9)            9           165
                                                            ------      ------       -----        ------        ------
Net Increase (Decrease) in Cash and Cash Equivalents             6          26         (25)            -             7
Cash and Cash Equivalents at Beginning of Period                 -          75          81             -           156
                                                            ------      ------       -----        ------        ------
Cash and Cash Equivalents at End of Period                  $    6      $  101       $  56        $    -        $  163
                                                            ======      ======       =====        ======        ======

Note 10. Subsequent Event

         In May 2002, CPChem's Board of Directors authorized the issuance of up to $250 million of Preferred LLC Interests. ChevronTexaco and Phillips have agreed to the material terms under which these securities will be purchased 50% each by ChevronTexaco and Phillips. Preferred distributions will be cumulative at 9% per annum and will be payable quarterly from cash earnings, to be defined in an amendment to CPChem's Amended and Restated Limited Liability Company Agreement. The securities will have no stated maturity date and will be redeemable quarterly, in increments of $25 million, when CPChem's ratio of debt to total capitalization falls below a stated level. The Preferred LLC Interests will also be redeemable at the sole option of CPChem. It is expected that the securities will be issued in the second quarter of 2002 and the proceeds thereof will be used to retire a portion of outstanding commercial paper obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes which precede this discussion, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in CPChem's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS


CONSOLIDATED                                                      Three months ended
                                                                        March 31,
         MILLIONS                                                  2002        2001
         --------                                                  ----        ----
         Loss before interest & taxes                              $ (5)       $(87)
         Less special items                                         (10)        (17)
                                                                   ----        ----
         Income (loss) before interest & taxes, as adjusted        $  5        $(70)
                                                                   ====        ====


Loss before interest and taxes for the first three months of 2002 was $5 million compared with an $87 million loss during the same period in 2001. These results included special items of $10 million in the 2002 period and $17 million in the 2001 period. Special items in the 2001 period primarily impacted selling, general and administrative expense. Excluding special items, income before interest and taxes was $5 million in 2002 compared with a loss of $70 million in 2001.

Special items are nonrecurring or infrequently occurring transactions that CPChem does not consider representative of ongoing operations. Special items in the 2002 period consisted of a $6 million pension curtailment charge and $4 million of accelerated depreciation associated with the permanent shutdown in February 2002 of two polyethylene particle loop reactors at the Orange, Texas facility. Special items in the 2001 quarter included costs associated with the collapse of a styrene column at the St. James, Louisiana facility.


OLEFINS AND POLYOLEFINS                                           Three months ended
                                                                       March 31,
         MILLIONS                                                  2002        2001
         --------                                                  ----        ----
         Loss before interest & taxes                              $  -        $(55)
         Less special items                                          (4)        (11)
                                                                   ----        ----
        Income (loss) before interest & taxes, as adjusted         $  4        $(44)
                                                                   ====        ====

Excluding special items, income before interest and taxes for Olefins and Polyolefins totaled $4 million for the three months ended March 31, 2002 compared to a loss before interest and taxes of $44 million for the same period in 2001. Special items in 2002 consisted of the $4 million of accelerated depreciation for the two Orange polyethylene reactors.

Increased polyethylene, normal alpha olefins (NAO) and natural gas liquids margins contributed to improved Olefins and Polyolefins results in the first quarter of 2002. Polyethylene margins increased due to lower ethylene prices and lower energy costs, partially offset by lower sales prices. NAO sales volumes were higher in the 2002 period and NAO margins also benefited from lower ethylene prices. Partially offsetting these benefits, ethylene earnings decreased in the 2002 period compared with the 2001 period as a result of lower margins. Lower sales prices and volumes, due to industry overcapacity and a weakened economy, were partially offset by lower feedstock and energy prices.


AROMATICS AND STYRENICS                                           Three months ended
                                                                       March 31,
         MILLIONS                                                  2002        2001
                                                                   ----        ----
         Loss before interest & taxes                              $(12)       $(37)
         Less special items                                          (6)         (5)
                                                                   ----        ----
         Loss before interest & taxes, as adjusted                 $ (6)       $(32)
                                                                   ====        ====

Aromatics and Styrenics loss before interest and taxes for the quarter, excluding special items, was $6 million in 2002 compared with a $32 million loss in 2001. Special items recorded in the 2002 quarter consisted of a $6 million pension curtailment charge related to enhanced benefits granted to terminated employees at the Puerto Rico facility. Special items in the 2001 quarter included costs associated with the collapse of a styrene column at the St. James facility.

Aromatics and Styrenics results benefited from higher styrene gross margins in the first three months of 2002, as lower product costs more than offset lower sales prices. Styrene production in the 2002 period was significantly higher as capacity at the St. James facility was restored in October 2001 following a shutdown in February 2001 due to the column collapse. Paraxylene results also increased due to lower operating expenses, partially offset by lower selling prices. Aromatics and Styrenics results also benefited in 2002 from lower expenses associated with the cessation of benzene and cyclohexane operations at the Puerto Rico facility in the first quarter of 2001 and lower depreciation in 2002 due to the subsequent retirement of those assets in December 2001. The shutdown of the Puerto Rico motor fuels reformer in March 2001 also contributed to improved results.

Partially offsetting these benefits was lower earnings from polystyrene, as sales prices fell at a greater pace than styrene feedstock costs, comparing the two first quarter periods. Polystyrene sales volumes increased slightly in the first three months of 2002.

Following a successful phased-in start up, the force majeure status of CPChem's K-Resin SBC plant at the Houston Chemical Complex was lifted on May 1, 2002.


SPECIALTY PRODUCTS                                                Three months ended
                                                                        March 31,
         MILLIONS                                                  2002        2001
         --------                                                  ----        ----
         Income before interest & taxes                            $ 10        $  8
         Less special items                                           -           -
                                                                   ----        ----
         Income before interest & taxes, as adjusted               $ 10        $  8
                                                                   ====        ====


Income before interest and taxes for Specialty Products was $10 million in the first quarter of 2002, up slightly from $8 million in the first quarter of 2001. Improved earnings for Ryton-TM- polyphenylene sulfide polymers and compounds was the primary reason for the increase.


CORPORATE AND OTHER                                               Three months ended
                                                                        March 31,
         MILLIONS                                                  2002        2001
         --------                                                  ----        ----
         Loss before interest & taxes                              $ (3)      $ (3)
         Less special items                                           -         (1)
                                                                   ----       ----
         Loss before interest & taxes, as adjusted                 $ (3)      $ (2)
                                                                   ====       ====

INTEREST EXPENSE. Interest expense was $18 million for the three month period in 2002 compared with $33 million for the same period in 2001. The $15 million decrease resulted from lower average debt balances and lower rates on outstanding variable-rate debt, primarily the commercial paper program.

OUTLOOK

Excess manufacturing capacity in many chemical markets and the weakened U.S. economy continue to negatively impact CPChem, resulting in lower margins and reduced product demand in most business lines. In addition, a strong dollar, which negatively impacts exports, also makes conditions difficult. CPChem expects existing conditions to continue to be a challenge for the near term.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances declined $31 million during the first three months of 2002. Cash used for capital and investment expenditures, including advances to Q-Chem, exceeded cash provided by operating and financing activities.

Operating Activities

Cash provided by operating activities totaled $14 million during the first quarter of 2002 compared with cash used in operating activities of $107 million during the first quarter of 2001. The change was primarily due to improved operating earnings in 2002.

Investing Activities

Capital and investment expenditures totaled $65 million during the first quarter of 2002 compared with $63 million in the prior year period. Approximately $30 million of 2002 expenditures were invested in Olefins and Polyolefins, $30 million in Aromatics and Styrenics, $4 million in Specialty Products and the remaining $1 million in corporate-level expenditures. In addition, CPChem advanced $79 million to Q-Chem in the first quarter of 2002 under a subordinated loan agreement. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of the advances to Q-Chem.

CPChem expects to invest a total of approximately $340 million for capital projects and investments in 2002, and in addition, to advance Q-Chem approximately $250 million in 2002 under the subordinated loan agreement.

CPChem announced plans for a 50% owned joint venture project at Al Jubail, Saudi Arabia. The project, expected to cost approximately $1 billion, will produce benzene, ethylbenzene, styrene and propylene. The project will be constructed on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company (Saudi Chevron Phillips), a 50% owned CPChem joint venture. Final approval of the project is anticipated in early 2004, with start-up expected in 2006. In addition, Saudi Chevron Phillips is increasing its cyclohexane capacity at the existing facility to 620 million pounds. The additional 130 million pounds of capacity is expected to be operational by the first quarter of 2003. CPChem will continue to market the products that are exported from the region.

Financing Activities

Cash provided by financing activities totaled $99 million in the first quarter of 2002 compared with $165 million in the prior year period. The decrease was primarily due to higher levels of net long-term debt borrowings in the 2001 period, partially offset by the repayment of a note payable to ChevronTexaco in the first quarter of 2001.

In March 2001, CPChem issued $500 million of senior unsecured 7% notes in a private placement. Proceeds were used to repay a note payable to ChevronTexaco, to retire a portion of outstanding commercial paper obligations and for general corporate purposes. Substantially all of the holders of the private placement notes subsequently tendered their notes for registered exchange notes with terms substantially identical to the private placement notes, with the exception that the exchange notes are freely tradeable.

CPChem has separate $700 million and $900 million revolving credit agreements with a syndicate of banks. The agreements expire in July 2002 and July 2003, respectively. The July 2002 agreement provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on July 1, 2002. Both facilities are used to support the commercial paper program. There were no borrowings outstanding under either credit agreement at March 31, 2002 or December 31, 2001. CPChem intends to replace the July 2002 agreement with a new credit facility or refinance the commercial paper obligations supported by the agreement.

CPChem's trade receivables securitization agreement currently expires May 21, 2002. CPChem has requested and expects to receive an extension of the expiration date of the agreement to May 2003.

In May 2002, CPChem's Board of Directors authorized the issuance of up to $250 million of Preferred LLC Interests. ChevronTexaco and Phillips have agreed to the material terms under which these securities will be purchased 50% each by ChevronTexaco and Phillips. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion.

OTHER

CONTINGENCIES. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CPChem's exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. CPChem believes its exposure to market risk has not changed materially at March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GOVERNMENTAL AGENCY PROCEEDINGS

The following are descriptions of legal proceedings involving governmental authorities, or those known to be contemplated, under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to predict the outcome of an unresolved proceeding, if the contemplated proceeding described in the next paragraph was decided adversely to CPChem, there would be no material adverse effect on consolidated results of operations, financial position or liquidity. Nevertheless, such proceedings are reported pursuant to the SEC's regulations.

The Environmental Protection Agency (the EPA) is considering an action against CPChem related to an inspection of CPChem's Houston Chemical Complex conducted in mid-2000. At the time of the filing of this Form 10-Q, CPChem had not received any formal notification of a proceeding; however, CPChem has received an investigation report from the EPA, as well as an informal identification of the areas of potential concern. CPChem has engaged in discussions with the EPA in an effort to resolve all related issues. The EPA has not made any demand regarding potential fines or penalties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  -  none


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHEVRON PHILLIPS CHEMICAL COMPANY LLC


Date: May 7, 2002                               /s/ Greg G. Maxwell
                                       ----------------------------------------
                                                    Greg G. Maxwell
                                              Vice President and Controller
                                                (Chief Accounting Officer)