Form 10-Q
period 2002-06-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2002-08-07
CIK 1127399

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file no. 333-59054-01

Chevron Phillips Chemical Company LLC
(Exact name of the Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1590261 (I.R.S. Employer Identification Number)

10001 Six Pines Drive
The Woodlands, TX 77380-1498
(Address of principal executive offices, including zip code)

(832) 813-4100
(Registrant's telephone number, including area code)

Chevron Tower
1301 McKinney Street
Houston, TX 77010-3030
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

        Yes ☒        No ☐

Chevron Phillips Chemical Company LLC
Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Chevron Phillips Chemical Company LLC
Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Revenue
Net sales	$1,387	$1,521	$2,534	$3,346
Equity in income (loss) of affiliates, net	9	(3)	8	(6)
Other income	13	147	27	179

Total revenue	1,409	1,665	2,569	3,519

Costs and Expenses
Cost of goods sold	1,272	1,431	2,335	3,231
Selling, general and administrative	98	161	189	289
Research and development	13	15	24	28

Total costs and expenses	1,383	1,607	2,548	3,548

Income (Loss) Before Interest and Taxes	26	58	21	(29)
Interest income	2	2	4	5
Interest expense	(14)	(28)	(32)	(61)

Income (Loss) Before Taxes	14	32	(7)	(85)
Income taxes	(3)	(2)	(4)	(3)

Net Income (Loss)	$11	$30	$(11)	$(88)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Condensed Consolidated Balance Sheet
(Unaudited)

Millions	June 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$90	$111
Accounts receivable, net	800	782
Inventories	637	638
Other current assets	12	20

Total current assets	1,539	1,551
Property, plant and equipment, net	3,994	3,968
Investment in and advances to affiliates	417	259
Other assets and deferred charges	60	82

Total Assets	$6,010	$5,860

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
Accounts payable	$509	$449
Accrued income and other taxes	36	57
Secured borrowings	300	199
Other current liabilities	106	115

Total current liabilities	951	820
Long-term debt	1,498	1,507
Other liabilities and deferred credits	102	99

Total liabilities	2,551	2,426
Members' capital	3,458	3,450
Accumulated other comprehensive income (loss)	1	(16)

Total Liabilities and Members' Capital	$6,010	$5,860

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
Millions
	2002	2001
Cash Flows From Operating Activities
Net loss	$(11)	$(88)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation, amortization and retirements	129	145
Undistributed equity in losses (income) of affiliates, net	(1)	7
Changes in operating working capital	17	(126)
Other operating cash flow activity	18	70

Net cash flows provided by operating activities	152	8

Cash Flows From Investing Activities
Capital and investment expenditures	(176)	(130)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	(125)	—
Decrease in other investments	—	15

Net cash flows used in investing activities	(301)	(115)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(501)	(545)
Increase in secured borrowings, net	101	205
Decrease in note payable to member, net	—	(50)
Proceeds from the issuance of other debt	502	509
Contributions from members	19	—
Post-closing adjustments from (to) members	7	(13)

Net cash flows provided by financing activities	128	106

Net Decrease in Cash and Cash Equivalents	(21)	(1)
Cash and Cash Equivalents at Beginning of Period	111	156

Cash and Cash Equivalents at End of Period	$90	$155

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

Note 3. Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Net income (loss)	$11	$30	$(11)	$(88)
Foreign currency translation adjustments	19	(5)	17	(13)

Comprehensive income (loss)	$30	$25	$6	$(101)

Note 4. Business Interruption Insurance Settlement

    In June 2001, agreement was reached among Phillips and various insurers to settle the business interruption insurance claim associated with the March 2000 incident at CPChem's (formerly Phillips') Houston Chemical Complex K-Resin® styrene-butadiene copolymer (SBC) plant. After adjusting for previously accrued claims, CPChem recognized $118 million in Other Income as a special item in the second quarter 2001 in connection with the settlement.

Note 5. Investments

    CPChem advanced Qatar Chemical Company Ltd. (Q-Chem), a 49% owned equity investment, $125 million during the first six months of 2002 under a subordinated loan agreement. Funds received by Q-Chem under the agreement are used towards the cost of construction and start-up of the Qatar complex. Advances bear interest at market-based rates and, upon completion of the complex, are to be repaid from cash available after the payment of debt obligations on Q-Chem's $750 million senior bank debt, subject to certain financial tests. The loan is subordinate to Q-Chem's senior bank debt.

    Summarized financial information for Phillips Sumika Polypropylene Company (Phillips Sumika) and Q-Chem, which are significant equity investments from time to time as defined by the SEC, and for all other equity investments in the aggregate follows:

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Phillips Sumika
Revenues	$56	$48	$98	$98
Loss before income taxes	(6)	(9)	(13)	(21)
Net loss	(6)	(9)	(13)	(21)
Q-Chem
Revenues	—	—	—	—
Loss before income taxes	(5)	(1)	(10)	(2)
Net loss	(5)	(1)	(10)	(2)
Other equity investments
Revenues	188	172	336	333
Income before income taxes	30	6	39	3
Net income	29	4	36	—

Note 6. Debt

    Long-term debt, net of applicable debt discounts, as shown on the condensed consolidated balance sheet follows:

Millions	June 30, 2002	December 31, 2001
Commercial paper	$493	$1,002
7% notes due 2011	500	500
5 3/8% notes due 2007	500	—
Other	11	11

Subtotal	1,504	1,513
Unamortized debt discount	(6)	(6)

Total	$1,498	$1,507

    On June 21, 2002, Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes in a private placement. The notes are due in June 2007 and interest is payable semiannually, with the first interest payment due December 15, 2002. The notes contain certain covenants such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations that CPChem does not consider to be restrictive to normal operations. Proceeds from this debt issuance were used to retire a portion of outstanding commercial paper obligations and for general corporate purposes.

    In accordance with obligations under the registration rights agreement entered into in connection with the private placement notes, the LLC and the LP filed a joint registration statement on Form S-4 with the SEC on August 6, 2002 to register $500 million of exchange notes. The exchange notes have terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable. As of the date of this report, the registration statement has not been declared effective by the SEC.

    In addition to the debt information presented in the preceding table, at June 30, 2002, CPChem had $300 million of borrowings outstanding under a trade receivables securitization agreement. These borrowings are classified as short-term and are secured by $445 million of trade receivables. At December 31, 2001, $199 million of borrowings were outstanding secured by $269 million of receivables. CPChem renewed its trade receivables securitization agreement on May 21, 2002 for an additional 364 days on terms similar to those of the agreement that expired during the month.

    CPChem's $700 million 364-day credit facility expired on July 1, 2002 and its $900 million three-year credit facility expires on July 1, 2003. As of the date of this report, CPChem had received commitments from banks totaling $775 million towards an anticipated $800 million of new revolving credit facilities, consisting of a $400 million 364-day credit facility and a $400 million three-year credit facility. These credit facilities, which are expected to be in place by the end of the third quarter of 2002, will be on substantially the same terms as the $700 million and $900 million credit agreements. CPChem will terminate the existing three-year facility upon the closing of the new credit facilities.

Note 7. Termination Benefits

    Accrued termination benefits payable totaled $6 million at December 31, 2001 and were paid in the first half of 2002.

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

Note 9. Segment Information

    Effective January 1, 2002, CPChem restructured the composition of its operating segments as follows:

    Olefins & Polyolefins—This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefins products such as ethylene and propylene. This segment also manufactures and markets normal alpha olefins and polyolefin products such as polyethylene, polypropylene and polyethylene pipe.

    Aromatics & Styrenics—This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane. This segment also manufactures and markets polystyrene and SBC sold under the trademark K-Resin®.

    Specialty Products—This segment manufactures and markets a variety of specialty products, including organosulfur chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark Ryton™.

    Financial information by segment follows. Prior year information has been restated to conform to the current segment reporting presentation.

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Total
Three months ended June 30, 2002
Net sales—external	$809	$487	$91	$—	$1,387
Net sales—inter-segment	74	36	1	(111)	—
Income (loss) before interest & taxes	(9)	32	14	(11)	26
Three months ended June 30, 2001
Net sales—external	961	463	97	—	1,521
Net sales—inter-segment	56	28	—	(84)	—
Income before interest & taxes	27	29	9	(7)	58
Six months ended June 30, 2002
Net sales—external	1,490	868	176	—	2,534
Net sales—inter-segment	129	58	1	(188)	—
Income (loss) before interest & taxes	(9)	20	24	(14)	21
Six months ended June 30, 2001
Net sales—external	2,165	984	197	—	3,346
Net sales—inter-segment	117	74	—	(191)	—
Income (loss) before interest & taxes	(28)	(8)	17	(10)	(29)
Total assets—June 30, 2002	3,553	1,768	479	210	6,010
Total assets—December 31, 2001	3,465	1,679	467	249	5,860

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

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,249	$207	$(69)	$1,387
Equity in income (loss) of affiliates, net	25	(2)	1	(15)	9
Other income	—	19	30	(36)	13

Total revenue	25	1,266	238	(120)	1,409

Costs and Expenses
Cost of goods sold	—	1,149	190	(67)	1,272
Selling, general and administrative	—	117	19	(38)	98
Research and development	—	13	—	—	13

Total costs and expenses	—	1,279	209	(105)	1,383

Income (Loss) Before Interest and Taxes	25	(13)	29	(15)	26
Interest income	—	1	1	—	2
Interest expense	(14)	—	—	—	(14)

Income (Loss) Before Taxes	11	(12)	30	(15)	14
Income taxes	—	—	(3)	—	(3)

Net Income (Loss)	$11	$(12)	$27	$(15)	$11

Note 10. Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2001
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,465	$305	$(249)	$1,521
Equity in income (loss) of affiliates, net	57	(4)	22	(78)	(3)
Other income	—	140	24	(17)	147

Total revenue	57	1,601	351	(344)	1,665

Costs and Expenses
Cost of goods sold	—	1,423	257	(249)	1,431
Selling, general and administrative	—	142	36	(17)	161
Research and development	—	15	—	—	15

Total costs and expenses	—	1,580	293	(266)	1,607

Income Before Interest and Taxes	57	21	58	(78)	58
Interest income	—	1	1	—	2
Interest expense	(27)	(1)	—	—	(28)

Income Before Taxes	30	21	59	(78)	32
Income taxes	—	—	(2)	—	(2)

Net Income	$30	$21	$57	$(78)	$30

Note 10. Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,271	$390	$(127)	$2,534
Equity in income (loss) of affiliates, net	20	(17)	(13)	18	8
Other income	—	49	53	(75)	27

Total revenue	20	2,303	430	(184)	2,569

Costs and Expenses
Cost of goods sold	—	2,095	364	(124)	2,335
Selling, general and administrative	—	215	52	(78)	189
Research and development	—	24	—	—	24

Total costs and expenses	—	2,334	416	(202)	2,548

Income (Loss) Before Interest and Taxes	20	(31)	14	18	21
Interest income	—	2	2	—	4
Interest expense	(31)	—	(1)	—	(32)

Income (Loss) Before Taxes	(11)	(29)	15	18	(7)
Income taxes	—	—	(4)	—	(4)

Net Income (Loss)	$(11)	$(29)	$11	$18	$(11)

Note 10. Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2001
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$3,313	$726	$(693)	$3,346
Equity in loss of affiliates, net	(29)	(11)	(88)	122	(6)
Other income	—	167	39	(27)	179

Total revenue	(29)	3,469	677	(598)	3,519

Costs and Expenses
Cost of goods sold	—	3,274	650	(693)	3,231
Selling, general and administrative	—	261	55	(27)	289
Research and development	—	28	—	—	28

Total costs and expenses	—	3,563	705	(720)	3,548

Loss Before Interest and Taxes	(29)	(94)	(28)	122	(29)
Interest income	—	2	3	—	5
Interest expense	(59)	(1)	(1)	—	(61)

Loss Before Taxes	(88)	(93)	(26)	122	(85)
Income taxes	—	—	(3)	—	(3)

Net Loss	$(88)	$(93)	$(29)	$122	$(88)

Note 10. Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
June 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$4	$50	$36	$—	$90
Accounts receivable, net	35	994	692	(921)	800
Inventories	—	531	106	—	637
Other current assets	1	6	5	—	12

Total current assets	40	1,581	839	(921)	1,539
Property, plant and equipment, net	—	3,707	287	—	3,994
Investment in and advances to affiliates	5,546	88	5,032	(10,249)	417
Other assets and deferred charges	6	41	13	—	60

Total Assets	$5,592	$5,417	$6,171	$(11,170)	$6,010

Current liabilities
Accounts payable	$636	$544	$250	$(921)	$509
Secured borrowings	—	—	300	—	300
Other current liabilities	11	110	21	—	142

Total current liabilities	647	654	571	(921)	951
Long-term debt	1,487	11	—	—	1,498
Other liabilities and deferred credits	—	89	13	—	102

Total liabilities	2,134	754	584	(921)	2,551
Members' capital	3,458	4,663	5,586	(10,249)	3,458
Accumulated other comprehensive income	—	—	1	—	1

Total Liabilities and Members' Capital	$5,592	$5,417	$6,171	$(11,170)	$6,010

Note 10. Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
December 31, 2001

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$71	$40	$—	$111
Accounts receivable, net	37	944	543	(742)	782
Inventories	—	541	97	—	638
Other current assets	—	17	3	—	20

Total current assets	37	1,573	683	(742)	1,551
Property, plant and equipment, net	—	3,681	287	—	3,968
Investment in and advances to affiliates	5,430	86	4,916	(10,173)	259
Other assets and deferred charges	5	60	17	—	82

Total Assets	$5,472	$5,400	$5,903	$(10,915)	$5,860

Current liabilities
Accounts and notes payable	$516	$472	$203	$(742)	$449
Secured borrowings	—	—	199	—	199
Other current liabilities	10	142	20	—	172

Total current liabilities	526	614	422	(742)	820
Long-term debt	1,496	11	—	—	1,507
Other liabilities and deferred credits	—	87	12	—	99

Total liabilities	2,022	712	434	(742)	2,426
Members' capital	3,450	4,688	5,485	(10,173)	3,450
Accumulated other comprehensive loss	—	—	(16)	—	(16)

Total Liabilities and Members' Capital	$5,472	$5,400	$5,903	$(10,915)	$5,860

Note 10. Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(11)	$(29)	$11	$18	$(11)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	121	8	—	129
Undistributed equity in loss (income) of affiliates, net	13	23	20	(57)	(1)
Changes in operating working capital	114	11	(108)	—	17
Other operating cash flow activity	(6)	25	(1)	—	18

Net cash flows provided by (used in) operating activities	110	151	(70)	(39)	152

Cash Flows From Investing Activities
Capital and investment expenditures	—	(171)	(5)	—	(176)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	—	—	(125)	—	(125)
Increase in other investments	(129)	—	—	129	—

Net cash flows used in investing activities	(129)	(171)	(130)	129	(301)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(501)	—	—	—	(501)
Increase in secured borrowings, net	—	—	101	—	101
Increase (decrease) in other debt	498	(1)	5	—	502
Contributions from members	19	—	129	(129)	19
Distributions to members	—	—	(39)	39	—
Post-closing adjustments from members	7	—	—	—	7

Net cash flows provided by (used in) financing activities	23	(1)	196	(90)	128

Net Increase (Decrease) in Cash and Cash Equivalents	4	(21)	(4)	—	(21)
Cash and Cash Equivalents at Beginning of Period	—	71	40	—	111

Cash and Cash Equivalents at End of Period	$4	$50	$36	$—	$90

Note 10. Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2001
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net loss	$(88)	$(93)	$(29)	$122	$(88)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	121	24	—	145
Undistributed equity in loss of affiliates, net	82	12	88	(175)	7
Changes in operating working capital	51	37	(214)	—	(126)
Other operating cash flow activity	146	39	(115)	—	70

Net cash flows provided by (used in) operating activities	191	116	(246)	(53)	8

Cash Flows From Investing Activities
Capital expenditures	—	(124)	(6)	—	(130)
Decrease (increase) in investments	(79)	(1)	15	80	15

Net cash flows provided by (used in) investing activities	(79)	(125)	9	80	(115)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(545)	—	—	—	(545)
Increase in secured borrowings, net	—	—	205	—	205
Decrease in notes payable to member, net	(50)	—	—	—	(50)
Proceeds from the issuance of other debt	496	13	—	—	509
Contributions from members	—	—	80	(80)	—
Distributions to members	—	—	(53)	53	—
Post-closing adjustments to members	(13)	—	—	—	(13)

Net cash flows provided by (used in) financing activities	(112)	13	232	(27)	106

Net Increase (Decrease) in Cash and Cash Equivalents	—	4	(5)	—	(1)
Cash and Cash Equivalents at Beginning of Period	—	75	81	—	156

Cash and Cash Equivalents at End of Period	$—	$79	$76	$—	$155

Note 11. Subsequent Event

    On July 1, 2002, CPChem sold $250 million of Preferred LLC Interests, purchased 50% each by ChevronTexaco and Phillips. Preferred distributions are cumulative at 9% per annum and are payable quarterly from cash earnings, as defined in CPChem's Second Amended and Restated Limited Liability Company Agreement. The securities have no stated maturity date and are redeemable quarterly, in increments of $25 million, when CPChem's ratio of debt to total capitalization falls below a stated level. The Preferred LLC Interests are also redeemable at the sole option of CPChem at any time. Proceeds were used to retire a portion of outstanding commercial paper obligations.

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

Results of Operations

Consolidated

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$26	$58	$21	$(29)
Less special items	—	81	(10)	64

Income (loss) before interest & taxes, as adjusted	$26	$(23)	$31	$(93)

Income before interest and taxes for the three months ended June 30, 2002 was $26 million compared with $58 million during the same period in 2001. Income before interest and taxes for the first half of 2002 totaled $21 million compared with a loss before interest and taxes of $29 million for the first half of 2001. Results in 2002 included special items charges of $10 million recorded in the first quarter. Results in 2001 included a net benefit from special items of $81 million in the second quarter and $64 million in the first half. Excluding special items, income before interest and taxes was $26 million and $31 million for the three and six month periods in 2002, respectively, compared with losses of $23 million and $93 million, respectively, during the same periods in 2001.

Special items are nonrecurring or infrequently occurring transactions that CPChem does not consider representative of ongoing operations. Special items in 2002 consisted of a $6 million pension curtailment charge and $4 million of accelerated depreciation associated with the permanent shutdown in February 2002 of two polyethylene particle loop reactors at the Orange, Texas facility. Special items in 2001 included a $118 million benefit in the second quarter, recorded as Other Income, in connection with the settlement of a business interruption insurance claim associated with the March 2000 incident at the Houston Chemical Complex K-Resin plant. Special items in the first half of 2001 also included costs associated with the collapse of a styrene column at the St. James, Louisiana facility in February 2001.

Olefins & Polyolefins

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$(9)	$27	$(9)	$(28)
Less special items	—	(10)	(4)	(21)

Income (loss) before interest & taxes, as adjusted	$(9)	$37	$(5)	$(7)

Excluding special items, loss before interest and taxes for Olefins & Polyolefins totaled $9 million in the second quarter of 2002 compared to income before interest and taxes of $37 million in the same period in 2001. Loss before interest and taxes totaled $5 million in the first half of 2002 and $7 million in the first half of 2001.

Comparing the two second-quarter periods, lower earnings from ethylene in the 2002 period more than offset improved results from polyethylene. Lower ethylene sales prices were partially offset by lower feedstock and energy prices. Polyethylene gross margins increased due to lower ethylene prices and lower energy costs, partially offset by lower sales prices.

Olefins & Polyolefins operating results improved $2 million in the first six months of 2002 compared with the same 2001 period. Increased polyethylene, normal alpha olefins (NAO) and natural gas liquids margins contributed to the improved results. Polyethylene and NAO margins increased due to lower ethylene prices and lower energy costs, partially offset by lower sales prices. Ethylene earnings were down in the 2002 period primarily due to lower margins and volumes. The margin impact was the results of lower sales prices partially offset by lower feedstock and energy prices.

Aromatics & Styrenics

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$32	$29	$20	$(8)
Less special items	—	89	(6)	84

Income (loss) before interest & taxes, as adjusted	$32	$(60)	$26	$(92)

Aromatics & Styrenics income before interest and taxes, excluding special items, was $32 million for the second quarter of 2002 compared to a $60 million loss in the corresponding period in 2001. Excluding special items, income before interest and taxes was $26 million for the first six months of 2002 compared to a $92 million loss in the first six months of 2001. Special items in 2002 consisted of a $6 million pension curtailment charge related to enhanced benefits granted to terminated employees at the Puerto Rico facility. Special items in 2001 included a $118 million benefit recorded in the second quarter in connection with the settlement of a business interruption insurance claim associated with the March 2000 incident at the Houston Chemical Complex K-Resin plant. Special items in the first half of 2001 also included costs associated with the collapse of the styrene column at the St. James facility.

Aromatics & Styrenics operating results benefited from higher styrene production and sales volumes, and improved gross margins in the second quarter of 2002, as styrene production at the St. James facility was restored in October 2001 following a shutdown in February 2001 due to the column collapse. Earnings from benzene improved as a result of higher sales prices and lower operating costs in 2002. Paraxylene results also improved due to lower feedstock and operating expenses, partially offset by lower selling prices. Aromatics & Styrenics results also benefited in the second quarter of 2002 from lower depreciation due to the retirement of benzene and cyclohexane assets at the Puerto Rico facility in December 2001. Results in the second quarter of 2002 include the reversal of the remaining $14 million lower-of-cost-or-market inventory reserve initially established in 2001. The reserve was reversed as a result of improved market conditions and prices.

Operating results for Aromatics & Styrenics improved $118 million during the first half of 2002 compared with the first half of 2001. This improvement included the reversal of the full $25 million lower-of-cost-or-market inventory reserve established in 2001. Earnings from styrene were higher in 2002 despite lower average sales prices as production at the St. James facility was restored in October 2001 following the February 2001 shutdown due to the column collapse. Earnings from benzene in 2002 improved as a result of lower operating costs. This benefit was partially offset by lower average sales prices in 2002, although prices have improved steadily since the beginning of 2002. Aromatics & Styrenics results also benefited in 2002 from lower expenses associated with the cessation of benzene and cyclohexane operations at the Puerto Rico facility in the first quarter of 2001 and lower depreciation in 2002 due to the subsequent retirement of those assets in December 2001. The shutdown of the Puerto Rico motor fuels reformer in March 2001 also contributed to improved results. Paraxylene results increased due to lower operating expenses, partially offset by lower selling prices.

Following a successful phased-in start up, the force majeure status of CPChem's K-Resin SBC plant at the Houston Chemical Complex was lifted on May 1, 2002.

Specialty Products

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Income before interest & taxes	$14	$9	$24	$17
Less special items	—	2	—	2

Income before interest & taxes, as adjusted	$14	$7	$24	$15

Income before interest and taxes for Specialty Products was $14 million in the second quarter of 2002 compared with $7 million in the prior year period, and $24 million in the first half of 2002 compared with $15 million in the first half of 2001. Improved earnings for Ryton™ polyphenylene sulfide polymers and compounds was the primary reason for the increases.

Corporate and Other

	Three months ended June 30,		Six months ended June 30,
Millions
	2002	2001	2002	2001
Loss before interest & taxes	$(11)	$(7)	$(14)	$(10)
Less special items	—	—	—	(1)

Loss before interest & taxes, as adjusted	$(11)	$(7)	$(14)	$(9)

Interest expense. Interest expense was $14 million and $32 million, respectively, for the three and six month periods ended June 30, 2002, compared with $28 million and $61 million for the same periods in 2001. The decreases resulted from lower average debt balances and lower rates on outstanding variable-rate debt, primarily the commercial paper program.

Outlook

Excess manufacturing capacity in many sectors of the chemicals market and the weakened U.S. economy continue to negatively impact CPChem, generally resulting in lower margins and reduced product demand in most business lines. Partially offsetting this, the recent decline in the U.S. dollar relative to other currencies has improved CPChem's export competitiveness. Although CPChem expects existing industry and market conditions to be a challenge for the near term, CPChem is continuing to focus on reducing costs, improving efficiencies and ensuring safe and reliable operations.

Liquidity and Capital Resources

Cash balances decreased $21 million during the first six months of 2002. Cash used for capital and investment expenditures, including advances to Q-Chem, was slightly higher than cash provided by operating activities combined with cash proceeds from higher net levels of outstanding debt.

Operating Activities

Cash provided by operating activities totaled $152 million during the first half of 2002 compared with $8 million during the first half of 2001. The change was primarily due to improved operating results and an increase in accounts payable in the 2002 period, compared with a $231 million decrease in accounts payable during the six month period in 2001.

Investing Activities

Capital and investment expenditures totaled $176 million during the first half of 2002 compared with $130 million in the prior year period. Approximately $112 million of 2002 expenditures were invested in Olefins & Polyolefins, $50 million in Aromatics & Styrenics, $9 million in Specialty Products and the remaining $5 million in corporate-level expenditures. In addition, CPChem advanced $125 million to Q-Chem in the first six months of 2002 under a subordinated loan agreement. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the advances to Q-Chem.

CPChem expects to invest a total of approximately $325 million for capital projects and investments in 2002, and in addition, to advance Q-Chem approximately $240 million under the subordinated loan agreement.

CPChem announced plans in 2002 for a 50%-owned joint venture project at Al Jubail, Saudi Arabia. The project, expected to cost approximately $1 billion, will produce benzene, ethylbenzene, styrene and propylene. The project will be constructed on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company (Saudi Chevron Phillips), a 50%-owned CPChem joint venture. Final approval of the project is anticipated in early 2004, with start-up expected in 2006. In addition, Saudi Chevron Phillips is increasing its cyclohexane capacity at the existing facility to 620 million pounds per year. The additional capacity is expected to be operational by the first quarter of 2003. CPChem will continue to market the products that are exported from the region.

In June 2002, CPChem and Qatar Petroleum amended the Q-Chem II joint venture agreement signed in June 2001 to provide for the construction of a larger ethane cracker than was previously planned. The amended agreement also provides that the ethane cracker will be developed jointly with QATOFIN, a joint venture of Atofina SA and QAPCO. In connection with this change in the project scope, CPChem and Qatar Petroleum entered into a joint venture agreement in June 2002 with Atofina SA and QAPCO to jointly develop the ethane cracker.

Financing Activities

Cash provided by financing activities totaled $128 million in the first six months of 2002 compared with $106 million in the prior year period. The increase was primarily due to contributions in 2002 from Phillips related to productivity levels at the K-Resin plant and cash received in 2002 from post-closing adjustments from the members.

On June 21, 2002, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes in a private placement. Proceeds from this debt issuance were used to retire a portion of outstanding commercial paper obligations and for general corporate purposes. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion.

In March 2001, CPChem issued $500 million of senior unsecured 7% notes in a private placement. Proceeds were used to repay a $100 million note payable to ChevronTexaco, to retire a portion of outstanding commercial paper obligations and for general corporate purposes. Almost all of the holders of the private placement notes subsequently tendered their notes for registered exchange notes with terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable.

CPChem's $700 million 364-day credit facility expired on July 1, 2002 and its $900 million three-year credit facility expires on July 1, 2003. As of the date of this report, CPChem had received commitments from banks totaling $775 million towards an anticipated $800 million of new revolving credit facilities, consisting of a $400 million 364-day credit facility and a $400 million three-year credit facility. These credit facilities, which are expected to be in place by the end of the third quarter of 2002, will be on substantially the same terms as the $700 million and $900 million credit agreements. CPChem will terminate the existing three-year facility upon the closing of the new credit facilities.

CPChem renewed its trade receivables securitization agreement on May 21, 2002 for an additional 364 days on terms similar to those of the agreement that expired during the month. Net additional funds received during the first six months of 2002 under CPChem's trade receivables securitization program totaled $101 million compared with $205 million during the 2001 period.

On July 1, 2002, CPChem sold $250 million of Preferred LLC Interests, purchased 50% each by ChevronTexaco and Phillips. Proceeds were used to retire a portion of outstanding commercial paper obligations. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

Other

Contingencies. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Pronouncements. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the federal securities laws. Such statements can generally be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar meaning. Where CPChem expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. economy, results of financing efforts and overall financial market conditions. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section. CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

CPChem's exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. CPChem believes its exposure to market risk has not changed materially at June 30, 2002.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        99.1    Certification of Chief Executive Officer of CPChem

        99.2    Certification of Chief Financial Officer of CPChem

(b) Reports on Form 8-K

  A Current Report on Form 8-K was filed by CPChem on June 17, 2002 to report the renewal of CPChem's accounts receivable securitization agreement and the statuses of its revolving credit facilities and bond offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC
Date: August 7, 2002	/s/ GREG G. MAXWELL Greg G. Maxwell Vice President and Controller (Chief Accounting Officer)