Form 10-Q
period 2002-09-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2002-11-07
CIK 1127399

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Yes ☒        No ☐

Chevron Phillips Chemical Company LLC
Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Chevron Phillips Chemical Company LLC
Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Revenue
Net sales	$1,429	$1,367	$3,963	$4,713
Equity in income (loss) of affiliates, net	11	(5)	19	(11)
Other income	13	12	40	191

Total revenue	1,453	1,374	4,022	4,893

Costs and Expenses
Cost of goods sold	1,319	1,326	3,654	4,557
Selling, general and administrative	98	89	287	378
Asset impairments	6	42	6	42
Research and development	11	18	35	46

Total costs and expenses	1,434	1,475	3,982	5,023

Income (Loss) Before Interest and Taxes	19	(101)	40	(130)
Interest income	1	2	5	7
Interest expense	(18)	(23)	(50)	(84)

Income (Loss) Before Taxes	2	(122)	(5)	(207)
Income taxes	(1)	(45)	(5)	(48)

Net Income (Loss)	1	(167)	(10)	(255)
Distributions on members' preferred interests	(6)	—	(6)	—

Income (Loss) Attributed to Members' Interests	$(5)	$(167)	$(16)	$(255)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Condensed Consolidated Balance Sheet
(Unaudited)

Millions	September 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$52	$111
Accounts receivable, net	784	782
Inventories	665	638
Other current assets	36	20

Total current assets	1,537	1,551
Property, plant and equipment, net	3,970	3,968
Investments in and advances to affiliates	470	259
Other assets and deferred charges	58	82

Total Assets	$6,035	$5,860

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable	$520	$449
Accrued income and other taxes	48	57
Secured borrowings	300	199
Other current liabilities	126	115

Total current liabilities	994	820
Long-term debt	1,214	1,507
Other liabilities and deferred credits	114	99

Total liabilities	2,322	2,426
Members' preferred interests	250	—
Members' capital	3,464	3,450
Accumulated other comprehensive income (loss)	(1)	(16)

Total Liabilities and Members' Equity	$6,035	$5,860

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
Millions
	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$(10)	$(255)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	219	211
Asset impairments	6	42
Deferred income taxes	—	44
Undistributed equity in losses (income) of affiliates, net	(6)	13
Changes in operating working capital	13	94
Other operating cash flow activity	34	71

Net cash flows provided by operating activities	256	220

Cash Flows From Investing Activities
Capital and investment expenditures	(253)	(200)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	(169)	—
Decrease in other investments	2	20

Net cash flows used in investing activities	(420)	(180)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(785)	(747)
Increase in secured borrowings, net	101	220
Decrease in note payable to member, net	—	(50)
Proceeds from the issuance of other debt, net	503	509
Proceeds from the issuance of members' preferred interests	250	—
Contributions from (distributions to) members, net	29	(14)
Post-closing adjustments from (to) members	7	(13)

Net cash flows provided by (used in) financing activities	105	(95)

Net Decrease in Cash and Cash Equivalents	(59)	(55)
Cash and Cash Equivalents at Beginning of Period	111	156

Cash and Cash Equivalents at End of Period	$52	$101

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.    General Information

The company, through its subsidiaries, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Phillips Chemical Company LLC is owned 50% each by ChevronTexaco Corporation (ChevronTexaco) and ConocoPhillips.

The unaudited condensed consolidated financial statements included herein include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, "CPChem"), and should be read in conjunction with the consolidated financial statements included in CPChem's Annual Report on Form 10-K for the year ended December 31, 2001. The financial statements and accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation. Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Note 2.    New Accounting Pronouncements

CPChem adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. Implementation of this standard did not have a material effect on consolidated results of operations, financial position or liquidity.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets. This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable. That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated. The liability is adjusted each reporting period for accretion, with a charge to the statement of operations. SFAS No. 143 will become effective for CPChem beginning January 1, 2003. CPChem believes that the implementation of this new standard will not have a material impact on consolidated results of operations or financial position.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability occurs, and that the liability be measured initially at fair value. The liability is adjusted each reporting period for accretion, with a charge to the statement of operations. This statement replaces Emerging Issues Task Force Issue (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." CPChem will apply SFAS No. 146 to exit or disposal activities initiated on or after January 1, 2003.

Note 3.    Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Net income (loss)	$1	$(167)	$(10)	$(255)
Foreign currency translation adjustments	(2)	9	15	(4)

Comprehensive income (loss)	$(1)	$(158)	$5	$(259)

Note 4.    Business Interruption Insurance Settlement

In June 2001, agreement was reached among Phillips Petroleum Company (now ConocoPhillips) and various insurers to settle the business interruption insurance claim associated with the March 2000 incident at CPChem's Houston Chemical Complex K-Resin® styrene-butadiene copolymer plant. After adjusting for previously accrued claims, CPChem recognized $118 million in Other Income as a special item in the second quarter of 2001 in connection with the settlement.

Note 5.    Asset Impairments

Asset impairment charges totaling $6 million were recorded in the third quarter of 2002, consisting primarily of a $5 million charge related to CPChem's Colton, California polyethylene pipe facility, part of the Olefins & Polyolefins segment. The facility, written down to its estimated net realizable value, is classified as an asset held for sale and is included in Other Current Assets.

CPChem recorded an asset impairment charge of $42 million in the third quarter of 2001 related to its Puerto Rico facility, part of the Aromatics & Styrenics segment, as a result of the outlook for future margin conditions at that time. The present value of projected future cash flows was used to determine fair value.

Note 6.    Taxes

CPChem is treated as a flow-through entity for U.S. income tax purposes whereby each member is taxable on its share of income. However, CPChem is directly liable for U.S. and state income and franchise taxes on certain legal entities and for any foreign taxes incurred. CPChem follows the liability method of accounting for these income taxes.

In the third quarter of 2001, CPChem increased its valuation allowance related to its Puerto Rican subsidiary's deferred tax assets by $44 million. The increase in the valuation allowance, charged to income tax expense, was necessitated, in part, by the ConocoPhillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of the Puerto Rican subsidiary's pre-merger net operating losses. The valuation allowance was also increased as a result of a change in the outlook for future margin conditions at that time. Uncertainties that may affect the realization of the value of these assets include tax law changes and the future profitability of operations.

Note 7.    Investments

CPChem advanced Qatar Chemical Company Ltd. (Q-Chem), a 49%-owned equity investment, $169 million during the first nine months of 2002 under a subordinated loan agreement. Funds received by Q-Chem under the agreement are used towards the cost of construction and start-up of the Qatar complex. Advances bear interest at market-based rates and, upon completion of the complex, are to be repaid from cash available after the payment of debt obligations on Q-Chem's $750 million senior bank debt, subject to certain financial tests. The loan is subordinate to Q-Chem's senior bank debt.

Summarized financial information for Phillips Sumika Polypropylene Company (Phillips Sumika) and Q-Chem, and for all other equity investments in the aggregate follows:

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Phillips Sumika
Revenues	$64	$44	$162	$142
Income (loss) before income taxes	(2)	(8)	(15)	(29)
Net income (loss)	(2)	(8)	(15)	(29)
Q-Chem
Revenues	—	—	—	—
Income (loss) before income taxes	(6)	(2)	(16)	(4)
Net income (loss)	(6)	(2)	(16)	(4)
Other equity investments
Revenues	193	145	529	478
Income (loss) before income taxes	32	—	71	3
Net income (loss)	31	(1)	67	(1)

Note 8.    Debt

Long-term debt, net of applicable debt discounts, as shown on the condensed consolidated balance sheet follows:

Millions	September 30, 2002	December 31, 2001
Commercial paper	$208	$1,002
7% notes due 2011	500	500
5 3/8% notes due 2007	500	—
Other	11	11

Subtotal	1,219	1,513
Unamortized debt discount	(5)	(6)

Total	$1,214	$1,507

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

In accordance with obligations under the registration rights agreement entered into in connection with the private placement notes, the LLC and the LP filed a joint registration statement on Form S-4 with the SEC, declared effective on August 19, 2002, to register $500 million of exchange notes. The exchange notes have terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable. All of the holders of the private placement notes tendered their notes for the registered exchange notes.

In addition to the debt information presented in the preceding table, at September 30, 2002, CPChem had $300 million of borrowings outstanding under a trade receivables securitization agreement. These borrowings are classified as short-term and are secured by $421 million of trade receivables. At December 31, 2001, $199 million of borrowings were outstanding, secured by $269 million of trade receivables. CPChem renewed its trade receivables securitization agreement on May 21, 2002 for an additional 364 days on terms similar to those of the prior agreement.

On August 29, 2002, CPChem entered into a $400 million 364-day credit facility and a $400 million three-year credit facility. These credit agreements contain substantially the same terms as CPChem's $700 million facility that expired on July 1, 2002 and its $900 million three-year credit agreement which CPChem terminated effective upon the closing of the new credit facilities.

Note 9.    Members' Preferred Interests

On July 1, 2002, CPChem sold $250 million of Members' Preferred Interests, purchased 50% each by ChevronTexaco and ConocoPhillips. Preferred distributions are cumulative at 9% per annum and are payable quarterly from cash earnings, as defined in CPChem's Second Amended and Restated Limited Liability Company Agreement. The securities have no stated maturity date and are redeemable quarterly, in increments of $25 million, when CPChem's ratio of debt to total capitalization falls below a stated level. The Members' Preferred Interests are also redeemable at the sole option of CPChem. Proceeds were used to retire a portion of outstanding commercial paper obligations.

Note 10.    Termination Benefits

Accrued termination benefits payable totaled $6 million at December 31, 2001 and were paid in the first half of 2002.

Note 11.    Contingencies

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

Note 12.    Segment Information

Effective January 1, 2002, CPChem restructured the composition of its operating segments as follows:

Olefins & Polyolefins—This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefins products such as ethylene and propylene. This segment also manufactures and markets alpha olefins and polyolefin products such as normal alpha olefins, polyethylene, polypropylene and polyethylene pipe.

Aromatics & Styrenics—This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane. This segment also manufactures and markets polystyrene and styrene-butadiene copolymer sold under the trademark K-Resin®.

Specialty Products—This segment manufactures and markets a variety of specialty products, including organosulfur chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark Ryton™.

Financial information by segment follows. Prior year information has been restated to conform to the current segment reporting presentation.

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Total
Three months ended Sept. 30, 2002
Net sales—external	$867	$476	$86	$—	$1,429
Net sales—inter-segment	68	37	—	(105)	—
Income (loss) before interest & taxes	52	(30)	3	(6)	19
Three months ended Sept. 30, 2001
Net sales—external	868	410	89	—	1,367
Net sales—inter-segment	44	29	—	(73)	—
Income (loss) before interest & taxes	(11)	(94)	9	(5)	(101)
Nine months ended Sept. 30, 2002
Net sales—external	2,357	1,344	262	—	3,963
Net sales—inter-segment	197	95	1	(293)	—
Income (loss) before interest & taxes	43	(10)	27	(20)	40
Nine months ended Sept. 30, 2001
Net sales—external	3,033	1,394	286	—	4,713
Net sales—inter-segment	161	103	—	(264)	—
Income (loss) before interest & taxes	(39)	(102)	26	(15)	(130)
Total assets—September 30, 2002	3,578	1,801	461	195	6,035
Total assets—December 31, 2001	3,465	1,679	467	249	5,860

Note 13.    Condensed Consolidating Financial Statements

Condensed consolidating financial statements follow. This information is presented in accordance with SEC rules and regulations as they relate to the outstanding debt jointly and severally issued by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP.

The LLC is the non-operating parent holding company. The LP is the primary U.S. operating company. "Other Entities" is comprised principally of foreign operations and the holding companies that have direct ownership of the LP. These consolidating financial statements were prepared using the equity method of accounting for investments.

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,291	$221	$(83)	$1,429
Equity in income (loss) of affiliates, net	17	—	(7)	1	11
Other income	—	21	28	(36)	13

Total revenue	17	1,312	242	(118)	1,453

Costs and Expenses
Cost of goods sold	—	1,198	193	(72)	1,319
Selling, general and administrative	—	118	27	(47)	98
Asset impairments	—	5	1	—	6
Research and development	—	11	—	—	11

Total costs and expenses	—	1,332	221	(119)	1,434

Income (Loss) Before Interest and Taxes	17	(20)	21	1	19
Interest income	—	—	1	—	1
Interest expense	(16)	1	(3)	—	(18)

Income (Loss) Before Taxes	1	(19)	19	1	2
Income taxes	—	(1)	—	—	(1)

Net Income (Loss)	1	(20)	19	1	1
Distributions on members' preferred interests	(6)	—	—	—	(6)

Income (Loss) Attributed to Members' Interests	$(5)	$(20)	$19	$1	$(5)

Note 13.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2001
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,236	$185	$(54)	$1,367
Equity in income (loss) of affiliates, net	(149)	18	(73)	199	(5)
Other income	—	22	48	(58)	12

Total revenue	(149)	1,276	160	87	1,374

Costs and Expenses
Cost of goods sold	—	1,153	222	(49)	1,326
Selling, general and administrative	—	175	(23)	(63)	89
Asset impairments	—	—	42	—	42
Research and development	—	18	—	—	18

Total costs and expenses	—	1,346	241	(112)	1,475

Income (Loss) Before Interest and Taxes	(149)	(70)	(81)	199	(101)
Interest income	2	1	1	(2)	2
Interest expense	(20)	(2)	(3)	2	(23)

Income (Loss) Before Taxes	(167)	(71)	(83)	199	(122)
Income taxes	—	(1)	(44)	—	(45)

Net Income (Loss)	$(167)	$(72)	$(127)	$199	$(167)

Note 13.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$3,562	$611	$(210)	$3,963
Equity in income (loss) of affiliates, net	37	(17)	(20)	19	19
Other income	—	70	81	(111)	40

Total revenue	37	3,615	672	(302)	4,022

Costs and Expenses
Cost of goods sold	—	3,293	557	(196)	3,654
Selling, general and administrative	—	333	79	(125)	287
Asset impairments	—	5	1	—	6
Research and development	—	35	—	—	35

Total costs and expenses	—	3,666	637	(321)	3,982

Income (Loss) Before Interest and Taxes	37	(51)	35	19	40
Interest income	—	2	3	—	5
Interest expense	(47)	1	(4)	—	(50)

Income (Loss) Before Taxes	(10)	(48)	34	19	(5)
Income taxes	—	(1)	(4)	—	(5)

Net Income (Loss)	(10)	(49)	30	19	(10)
Distributions on members' preferred interests	(6)	—	—	—	(6)

Income (Loss) Attributed to Members' Interests	$(16)	$(49)	$30	$19	$(16)

Note 13.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2001
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$4,549	$911	$(747)	$4,713
Equity in income (loss) of affiliates, net	(178)	7	(161)	321	(11)
Other income	—	189	87	(85)	191

Total revenue	(178)	4,745	837	(511)	4,893

Costs and Expenses
Cost of goods sold	—	4,427	872	(742)	4,557
Selling, general and administrative	—	436	32	(90)	378
Asset impairments	—	—	42	—	42
Research and development	—	46	—	—	46

Total costs and expenses	—	4,909	946	(832)	5,023

Income (Loss) Before Interest and Taxes	(178)	(164)	(109)	321	(130)
Interest income	2	3	4	(2)	7
Interest expense	(79)	(3)	(4)	2	(84)

Income (Loss) Before Taxes	(255)	(164)	(109)	321	(207)
Income taxes	—	(1)	(47)	—	(48)

Net Income (Loss)	$(255)	$(165)	$(156)	$321	$(255)

Note 13.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
September 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$19	$33	$—	$52
Accounts receivable, net	36	1,046	737	(1,035)	784
Inventories	—	553	112	—	665
Other current assets	2	24	10	—	36

Total current assets	38	1,642	892	(1,035)	1,537
Property, plant and equipment, net	—	3,682	288	—	3,970
Investments in and advances to affiliates	5,606	88	5,067	(10,291)	470
Other assets and deferred charges	7	39	12	—	58

Total Assets	$5,651	$5,451	$6,259	$(11,326)	$6,035

Current liabilities
Accounts payable	$720	$558	$277	$(1,035)	$520
Secured borrowings	—	—	300	—	300
Other current liabilities	14	138	22	—	174

Total current liabilities	734	696	599	(1,035)	994
Long-term debt	1,203	11	—	—	1,214
Other liabilities and deferred credits	—	100	14	—	114

Total liabilities	1,937	807	613	(1,035)	2,322
Members' preferred interests	250	—	—	—	250
Members' capital	3,464	4,644	5,647	(10,291)	3,464
Accumulated other comprehensive income (loss)	—	—	(1)	—	(1)

Total Liabilities and Members' Equity	$5,651	$5,451	$6,259	$(11,326)	$6,035

Note 13.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
December 31, 2001

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$71	$40	$—	$111
Accounts receivable, net	37	944	543	(742)	782
Inventories	—	541	97	—	638
Other current assets	—	17	3	—	20

Total current assets	37	1,573	683	(742)	1,551
Property, plant and equipment, net	—	3,681	287	—	3,968
Investments in and advances to affiliates	5,430	86	4,916	(10,173)	259
Other assets and deferred charges	5	60	17	—	82

Total Assets	$5,472	$5,400	$5,903	$(10,915)	$5,860

Current liabilities
Accounts and notes payable	$516	$472	$203	$(742)	$449
Secured borrowings	—	—	199	—	199
Other current liabilities	10	142	20	—	172

Total current liabilities	526	614	422	(742)	820
Long-term debt	1,496	11	—	—	1,507
Other liabilities and deferred credits	—	87	12	—	99

Total liabilities	2,022	712	434	(742)	2,426
Members' capital	3,450	4,688	5,485	(10,173)	3,450
Accumulated other comprehensive income (loss)	—	—	(16)	—	(16)

Total Liabilities and Members' Equity	$5,472	$5,400	$5,903	$(10,915)	$5,860

Note 13.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(10)	$(49)	$30	$19	$(10)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	208	11	—	219
Asset impairments	—	5	1	—	6
Undistributed equity in losses (income) of affiliates, net	2	23	33	(64)	(6)
Changes in operating working capital	194	(41)	(140)	—	13
Other operating cash flow activity	(7)	40	1	—	34

Net cash flows provided by (used in) operating activities	179	186	(64)	(45)	256

Cash Flows From Investing Activities
Capital and investment expenditures	—	(240)	(13)	—	(253)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	—	—	(169)	—	(169)
Decrease (increase) in other investments	(178)	2	—	178	2

Net cash flows used in investing activities	(178)	(238)	(182)	178	(420)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(785)	—	—	—	(785)
Increase in secured borrowings, net	—	—	101	—	101
Increase (decrease) in other debt	498	(1)	6	—	503
Proceeds from the issuance of members' preferred interests	250	—	—	—	250
Contributions from members, net	29	—	133	(133)	29
Post-closing adjustments from members	7	—	—	—	7

Net cash flows provided by (used in) financing activities	(1)	(1)	240	(133)	105

Net Decrease in Cash and Cash Equivalents	—	(53)	(6)	—	(59)
Cash and Cash Equivalents at Beginning of Period	—	71	40	—	111

Cash and Cash Equivalents at End of Period	$—	$18	$34	$—	$52

Note 13.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2001
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(255)	$(165)	$(156)	$321	$(255)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	181	30	—	211
Asset impairments	—	—	42	—	42
Deferred income taxes	—	—	44	—	44
Undistributed equity in losses (income) of affiliates, net	266	(7)	163	(409)	13
Changes in operating working capital	414	(55)	(265)	—	94
Other operating cash flow activity	144	45	(118)	—	71

Net cash flows provided by (used in) operating activities	569	(1)	(260)	(88)	220

Cash Flows From Investing Activities
Capital expenditures	—	(192)	(8)	—	(200)
Decrease (increase) in investments	(237)	(1)	(132)	390	20

Net cash flows used in investing activities	(237)	(193)	(140)	390	(180)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(747)	—	—	—	(747)
Increase in secured borrowings, net	—	—	220	—	220
Decrease in notes payable to member, net	(50)	—	—	—	(50)
Proceeds from the issuance of other debt	496	13	—	—	509
Contributions from (distributions to) members, net	(14)	152	150	(302)	(14)
Post-closing adjustments to members	(13)	—	—	—	(13)

Net cash flows provided by (used in) financing activities	(328)	165	370	(302)	(95)

Net Increase (Decrease) in Cash and Cash Equivalents	4	(29)	(30)	—	(55)
Cash and Cash Equivalents at Beginning of Period	—	75	81	—	156

Cash and Cash Equivalents at End of Period	$4	$46	$51	$—	$101

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes preceding this discussion, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in CPChem's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Consolidated

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$19	$(101)	$40	$(130)
Less special items benefits (charges), net	(26)	(50)*	(36)	14 *

Income (loss) before interest & taxes, as adjusted	$45	$(51)	$76	$(144)

*
Excludes a charge of $44 million for an increase in the valuation allowance for deferred tax assets.

Consolidated income before interest and taxes, excluding special items, for the quarter ended September 30, 2002 improved $96 million compared with the third quarter of 2001, largely due to higher overall margins. Income before interest and taxes for the first nine months of 2002, excluding special items, increased by $220 million compared with the same period in 2001, primarily the result of lower feedstock costs and energy prices.

Special items are nonrecurring or infrequently occurring transactions that CPChem does not consider representative of ongoing operations. Special items charges totaled $36 million in the first nine months of 2002, including $26 million of charges in the third quarter primarily related to asset retirements, the write-off of certain technology projects and asset impairments. Also included in special items for the nine month period were first quarter charges for a pension plan curtailment and accelerated depreciation associated with the retirement of two polyethylene particle loop reactors.

Special items in the first nine months of 2001 included a $118 million benefit recorded in the second quarter in connection with the settlement of a business interruption insurance claim associated with the March 2000 incident at the Houston Chemical Complex K-Resin plant. Special items also included costs associated with the collapse of a styrene column in February 2001 and a $42 million asset impairment charge in the third quarter of 2001 related to the Puerto Rico facility.

Olefins & Polyolefins

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$52	$(11)	$43	$(39)
Less special items benefits (charges), net	(6)	—	(10)	(21)

Income (loss) before interest & taxes, as adjusted	$58	$(11)	$53	$(18)

Excluding special items, income before interest and taxes for Olefins & Polyolefins totaled $58 million in the third quarter of 2002 compared to a loss of $11 million in the same period in 2001. Income before interest and taxes totaled $53 million for the nine months ended September 30, 2002 compared to a loss of $18 million in the nine month period in 2001.

Special items in the third quarter of 2002 included a $5 million impairment charge related to CPChem's Colton, California polyethylene pipe facility. The facility was written down to its estimated net realizable value and is classified as an asset held for sale. Third quarter special items also included a benefit for the reversal of certain warranty accruals and a $5 million charge for the write-off of several technology projects. A $4 million special item charge was recorded in the first quarter of 2002 for accelerated depreciation associated with the retirement in February 2002 of two polyethylene particle loop reactors at the Orange, Texas facility.

Comparing the third-quarter periods, operating results increased $69 million primarily due to improved earnings from ethylene and polyethylene, partially offset by lower earnings from normal alpha olefins (NAO). Ethylene results benefited from lower feedstock and energy prices, partially offset by slightly lower sales prices. Polyethylene gross margins increased due to lower ethylene prices and lower energy costs, which more than offset lower sales prices. Decreased earnings from NAO were due to lower sales prices, slightly offset by lower feedstock costs.

Olefins & Polyolefins operating results improved $71 million in the first nine months of 2002 compared with the same period in 2001. Increased polyethylene, NAO and natural gas liquids margins contributed to the improved results. Polyethylene and NAO margins increased due to lower ethylene prices and lower energy costs, partially offset by lower sales prices. Ethylene earnings were down in 2002 primarily due to lower margins and volumes. The margin impact was the result of lower sales prices partially offset by lower feedstock and energy prices.

Aromatics & Styrenics

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$(30)	$(94)	$(10)	$(102)
Less special items benefits (charges), net	(20)	(50)	(26)	34

Income (loss) before interest & taxes, as adjusted	$(10)	$(44)	$16	$(136)

Aromatics & Styrenics losses before interest and taxes, excluding special items, were $10 million and $44 million for the third quarters of 2002 and 2001, respectively. Excluding special items, income before interest and taxes was $16 million for the first nine months of 2002 compared to a $136 million loss in the same period in 2001.

Special items in the third quarter of 2002 consisted primarily of a $12 million charge related to the retirement of paraxylene wash columns at the Pascagoula, Mississippi facility and a $5 million charge for the retirement of equipment rendered obsolete as a result of the modernization project at the St. James, Louisiana styrene plant. Special items in the first nine months of 2002 also included a $6 million pension plan curtailment charge recorded in the first quarter related to enhanced benefits granted to terminated employees at CPChem's Puerto Rico facility.

Special items in 2001 included a $42 million asset impairment charge in the third quarter related to the Puerto Rico facility. The impairment charge was the result of the outlook for future margin conditions at that time. The present value of projected future cash flows was used to determine fair value. Special items for the nine months also included a $118 million benefit, recorded as Other Income in the second quarter, in connection with the settlement of a business interruption insurance claim associated with the March 2000 incident at the Houston Chemical Complex K-Resin plant, and charges associated with the collapse of the styrene column at the St. James facility in February 2001.

Aromatics & Styrenics operating results improved in the third quarter of 2002 compared with the same period in 2001 as higher earnings from benzene and styrene were partially offset by lower earnings from paraxylene operations. Earnings from benzene improved primarily as a result of higher sales prices and volumes, and lower operating costs in the 2002 period. Styrene earnings improved due to higher production and sales volumes, and improved gross margins, as styrene production at the St. James facility was restored in October 2001 following the column collapse in February 2001. Paraxylene results declined due to lower feedstock margins primarily due to lower selling prices. Aromatics & Styrenics results also benefited in the 2002 period from lower depreciation due to the retirement of benzene and cyclohexane assets at the Puerto Rico facility in December 2001.

Operating results for Aromatics & Styrenics improved $152 million during the first nine months of 2002 compared with the same 2001 period. This improvement included the reversal of a $25 million lower-of-cost-or-market inventory reserve established in the fourth quarter of 2001. The reserve was reversed as a result of improved market conditions and prices. Earnings from styrene were higher in 2002 despite lower average sales prices as production at the St. James facility was restored in late 2001. Earnings from benzene improved in 2002 as a result of higher sales volumes and prices, lower operating costs, and improved results from Saudi Chevron Phillips Company (Saudi Chevron Phillips), an equity investment. Aromatics & Styrenics results also benefited in 2002 from lower expenses associated with the cessation of benzene and cyclohexane operations at the Puerto Rico facility in the first quarter of 2001 and lower depreciation in 2002 due to the impairment and subsequent retirement of those assets in December 2001. The shutdown of the motor fuels reformer at the Puerto Rico facility in March 2001 also contributed to improved results. Polystyrene and cumene results declined due to lower selling prices and higher product costs.

Following a successful phased-in start up, the force majeure status of CPChem's K-Resin styrene-butadiene copolymer plant at the Houston Chemical Complex was lifted on May 1, 2002.

Specialty Products

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$3	$9	$27	$26
Less special items benefits (charges), net	—	—	—	2

Income (loss) before interest & taxes, as adjusted	$3	$9	$27	$24

Income before interest and taxes for Specialty Products was $3 million in the third quarter of 2002 compared with $9 million in the prior year period, and $27 million in the first nine months of 2002 compared with $24 million in the same period in 2001. Lower sales volumes and higher expenses for specialty chemicals contributed to the reduction in earnings in the 2002 quarter compared with the prior year period.

Corporate and Other

	Three months ended September 30,		Nine months ended September 30,
Millions
	2002	2001	2002	2001
Income (loss) before interest & taxes	$(6)	$(5)	$(20)	$(15)
Less special items benefits (charges), net	—	—	—	(1)

Income (loss) before interest & taxes, as adjusted	$(6)	$(5)	$(20)	$(14)

Interest expense.    Interest expense was $18 million and $50 million, respectively, for the three and nine month periods ended September 30, 2002, compared with $23 million and $84 million for the same periods in 2001. The decreases resulted from lower average debt balances and lower rates on outstanding variable-rate debt, primarily related to the commercial paper and trade receivables securitization programs.

Income Taxes.    In the third quarter of 2001, CPChem increased its valuation allowance related to its Puerto Rican subsidiary's deferred tax assets by $44 million. The increase in the valuation allowance, charged to income tax expense, was necessitated, in part, by the ConocoPhillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of the Puerto Rican subsidiary's pre-merger net operating losses. The valuation allowance was also increased as a result of a change in the outlook for future margin conditions at that time. Uncertainties that may affect the realization of the value of these assets include tax law changes and the future profitability of operations.

Outlook

Excess manufacturing capacity in many sectors of the chemicals market, feedstock and energy price volatility, and the weakened U.S. economy continue to negatively impact CPChem, generally resulting in lower margins and operating rates, and reduced product demand in most business lines. Although CPChem expects existing industry and market conditions to be a challenge for the near term, there is a continuing focus on reducing costs, improving efficiencies and ensuring safe and reliable operations.

It is currently expected that the previously announced 700-million-pound-per-year, high-density polyethylene plant, currently under construction and owned equally by CPChem and BP Solvay Polyethylene North America (BP Solvay), is expected to reach mechanical completion in late December 2002. The plant, located at CPChem's Cedar Bayou facility in Baytown, Texas, is expected to be in production in the first quarter of 2003, with CPChem and BP Solvay each marketing their share of production.

Commissioning of the Q-Chem I facility, a project in which CPChem owns a 49% interest, is expected to begin during the fourth quarter of 2002.

Liquidity and Capital Resources

CPChem's cash balance at September 30, 2002 was $52 million, of which $33 million was held by foreign subsidiaries, compared with a $111 million cash balance at December 31, 2001, of which $37 million was held by foreign subsidiaries. CPChem's objective is to minimize cash balances through effective management of its commercial paper program for daily operating requirements. For the first nine months of 2002, cash requirements for capital and investment expenditures, including advances to Q-Chem, were in excess of cash provided by operating and financing activities.

Operating Activities

Cash provided by operating activities totaled $256 million during the first nine months of 2002 compared with $220 million during the same period in 2001. Excluding operating working capital changes, cash provided by operating activities totaled $243 million and $126 million in the respective periods. The increase was primarily due to improved operating results.

Investing Activities

Capital and investment expenditures totaled $253 million during the first nine months of 2002, including a $45 million equity investment in Phillips Sumika, compared with $200 million of capital and investment expenditures in the prior year period. Approximately $148 million of 2002 expenditures were invested in Olefins & Polyolefins, $83 million in Aromatics & Styrenics, $13 million in Specialty Products and the remaining $9 million in corporate-level expenditures. In addition, CPChem advanced $169 million to Q-Chem in the first nine months of 2002 under a subordinated loan agreement. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion of the advances to Q-Chem. CPChem expects to invest approximately $300 million for capital projects and investments in 2002 and, in addition, to advance Q-Chem approximately $235 million in 2002 under the subordinated loan agreement.

Excluding expenditures associated with investment activities, it is expected that 2003 capital expenditures will be in the same range as 2002 capital expenditures. In addition, CPChem expects to advance Q-Chem an additional $135 million in 2003 under the subordinated loan agreement, which would bring total advances outstanding under the agreement to approximately $370 million by year-end 2003.

CPChem announced plans in 2002 for a 50%-owned joint venture project at Al Jubail, Saudi Arabia (the "Jubail Chevron Phillips project"). The project, expected to cost approximately $1 billion, is planned to produce benzene, styrene and propylene. The project will be constructed on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips. Final approval of the project is anticipated in the fourth quarter of 2003, with operational start-up expected in 2006. It is expected that the Jubail Chevron Phillips project will be financed primarily through limited recourse loans from Saudi government agencies and commercial banks.

In addition, Saudi Chevron Phillips is increasing its cyclohexane capacity at the existing facility to 620 million pounds per year. The additional capacity is expected to be operational by the first quarter of 2003. CPChem will continue to market the product that is exported from the region.

In June 2002, CPChem and Qatar Petroleum amended the Q-Chem II joint venture agreement signed in June 2001 to provide for the construction of a larger ethane cracker than was previously planned. The amended agreement also provides that the ethane cracker will be developed jointly with QATOFIN, a joint venture of Atofina SA and QAPCO. In connection with this change in the project scope, CPChem and Qatar Petroleum entered into a joint venture agreement in June 2002 with Atofina SA and QAPCO to jointly develop the ethane cracker. Final approval of the project is anticipated in mid-2004, with start-up expected in 2007. Preliminary financing plans for the project include limited recourse loans from commercial banks and export credit agencies.

CPChem announced plans in October 2002 to build a new cyclohexane production facility at its Port Arthur, Texas plant. Construction is set to begin in the next few months, with completion and start-up scheduled for early 2004. The project will increase the cyclohexane capacity of the facility by approximately 587 million pounds per year.

Financing Activities

Cash provided by financing activities totaled $105 million in the first nine months of 2002 compared with cash used in financing activities of $95 million in the prior year period. The increase was primarily due to the sale of $250 million of Members' Preferred Interests on July 1, 2002.

On June 21, 2002, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP jointly and severally issued $500 million of senior unsecured 5 3/8% notes in a private placement. Proceeds from this debt issuance were used to retire a portion of outstanding commercial paper obligations and for general corporate purposes. All of the holders of the private placement notes subsequently tendered their notes for registered exchange notes with terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable. See Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion.

In March 2001, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP jointly and severally issued $500 million of senior unsecured 7% notes in a private placement. Proceeds were used to repay a $100 million note payable to ChevronTexaco, to retire a portion of outstanding commercial paper obligations and for general corporate purposes. Almost all of the holders of the private placement notes subsequently tendered their notes for registered exchange notes with terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable.

On August 29, 2002, CPChem entered into a $400 million 364-day credit facility and a $400 million three-year credit facility. These credit agreements contain substantially the same terms as CPChem's $700 million facility that expired on July 1, 2002 and its $900 million three-year credit agreement which CPChem terminated effective upon the closing of the new credit facilities.

CPChem renewed its trade receivables securitization agreement on May 21, 2002 for an additional 364 days on terms similar to those of the agreement that expired during the month. Net additional funds received during the first nine months of 2002 under CPChem's trade receivables securitization program totaled $101 million compared with $220 million during the 2001 period.

On July 1, 2002, CPChem sold $250 million of Members' Preferred Interests, purchased 50% each by ChevronTexaco and ConocoPhillips. Proceeds were used to retire a portion of outstanding commercial paper obligations. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.

Other

Contingencies.    See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

CPChem's exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. CPChem believes its exposure to market risk has not changed materially at September 30, 2002.

ITEM 4. Controls and Procedures

Within 90 days prior to the date of this report, and with the participation of management, CPChem's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of CPChem's disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that CPChem's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports CPChem files under Section 15(d) of the Securities Exchange Act.

There were no significant changes in CPChem's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Governmental Agency Proceedings

The following are descriptions of legal proceedings, or those known to be contemplated, involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to predict the outcome of an unresolved proceeding, if the proceedings described below were decided adversely to CPChem, there would be no material adverse effect on consolidated results of operations, financial position or liquidity. Nevertheless, such proceedings are reported pursuant to the SEC's regulations.

In July 2002, CPChem received a Notice of Enforcement Action from the Texas Commission on Environmental Quality (the "Texas Commission"). The notice alleges air permit violations and violations related to leak detection and repair issues noted during a March 2002 inspection of CPChem's Port Arthur, Texas facility. CPChem has engaged in discussions with the Texas Commission in an effort to resolve all related issues.

In September 2002, CPChem's Puerto Rico facility received a complaint and penalty assessment from the Environmental Protection Agency (the "EPA") alleging violations of the facility's National Pollutant Discharge Elimination System permit as a result of a June 2002 inspection. CPChem has engaged in discussions with the EPA in an effort to resolve all related issues.

ITEM 2. Changes in Securities and Use of Proceeds

On July 1, 2002, CPChem sold $250 million of Members' Preferred Interests, purchased 50% each by ChevronTexaco and ConocoPhillips. This sale was not registered under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. The sale was made solely to the current owners of CPChem, without any general or public solicitation. See Part I.—Item 1.—Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.

ITEM 5. Other Information

In accordance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of CPChem's Board of Directors approved the performance of certain audit and non-audit services by CPChem's independent auditors, Ernst & Young LLP. These engagements are primarily for tax-related compliance and advisory services, annual audits of benefit plans, and audits of CPChem's subsidiaries.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

4.1
364-Day Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, The Bank of Tokyo-Mitsubishi Ltd., Sumitomo Mitsui Banking Corporation and certain lenders from time to time parties thereto, dated as of August 29, 2002

4.2
Three-Year Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, The Bank of Tokyo-Mitsubishi Ltd., Sumitomo Mitsui Banking Corporation and certain lenders from time to time parties thereto, dated as of August 29, 2002

(b)
Reports on Form 8-K—none

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: November 7, 2002	/s/ GREG G. MAXWELL Greg G. Maxwell Vice President and Controller (Chief Accounting Officer)

CERTIFICATIONS

I, James L. Gallogly, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Chevron Phillips Chemical Company LLC;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ JAMES L. GALLOGLY James L. Gallogly President and Chief Executive Officer

I, C. Kent Potter, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Chevron Phillips Chemical Company LLC;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ C. KENT POTTER C. Kent Potter Senior Vice President and Chief Financial Officer