Form 10-K
period 2002-12-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2003-03-11
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 333-59054-01

Chevron Phillips Chemical Company LLC

(Exact name of Registrant as specified in its charter)

Delaware	73-1590261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10001 Six Pines Drive The Woodlands, TX 77380-1498
(Address of principal executive offices, including zip code)

(832) 813-4100
(Registrant’s telephone number, including area code)

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

Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at June 30, 2002:

None

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This annual report contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates,” “foresees” or other words and phrases of similar meaning.  Where Chevron Phillips Chemical Company LLC (CPChem) expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. global economy, results of financing efforts and overall financial market conditions.  All forward-looking statements in this annual report are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

PART I

Items 1. and 2.  Business and Properties

Chevron Phillips Chemical Company LLC (CPChem), a limited liability company formed under Delaware law, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis through its subsidiaries, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

On July 1, 2000, Chevron Corporation, now ChevronTexaco Corporation (ChevronTexaco), and Phillips Petroleum Company, now ConocoPhillips, combined their worldwide chemicals and plastics businesses, excluding ChevronTexaco’s Oronite additives business, to form Chevron Phillips Chemical Company LLC.  ChevronTexaco and ConocoPhillips (collectively, the “parents”) each own 50% of CPChem.

CPChem is governed by a Board of Directors currently comprised of six representatives under the terms of a limited liability company agreement.  ChevronTexaco and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of CPChem are non-voting representatives.  Certain major decisions and actions require the unanimous approval of the voting representatives.

CPChem files quarterly, annual and other reports with the Securities and Exchange Commission (the “SEC”).  These reports are available to the public on the SEC’s Internet site at http://www.sec.gov or on CPChem’s Internet site at http://www.cpchem.com/financial/financial.asp.

CPChem’s business is structured around three primary operating segments:  Olefins & Polyolefins, Aromatics & Styrenics, and Specialty Products.  For a list of the principal products of these segments, see the table on pages 12 and 13 of this section.  See also “Part II – Item 8. Financial Statements and Supplementary Data – Note 16” for financial data by segment and geographic location.

Olefins & Polyolefins

This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefin products such as ethylene and propylene.  This segment also manufactures and markets alpha olefins and polyolefin products such as normal alpha olefins, polyethylene, polypropylene and polyethylene pipe.  CPChem’s five olefin and polyolefin production facilities are located in Texas.  CPChem also has nine domestic pipe facilities and one in Mexico, and one domestic pipe fittings facility.  In addition, CPChem owns equity interests in a polypropylene facility located at the Houston Chemical Complex in Texas and in polyethylene facilities in Singapore and China.  Construction of a world-scale ethylene, polyethylene and 1-hexene facility in Qatar, in which CPChem has a 49% equity interest, is nearing completion and is currently undergoing commissioning.  The facility is designed to produce 1.1 billion pounds of ethylene, 1.0 billion pounds of polyethylene and 100 million pounds of 1-hexene annually.  A high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Texas, of which CPChem has a 50% interest, is also currently undergoing commissioning.

Olefins & Polyolefins

Product	Approximate Net Capacity		Primary Uses
	(million lbs. per year)

Ethylene	7,600	(1)	Basic building block for plastics and elastomers, and also a raw material for chemicals used to make paints, detergents and antifreeze.

Polyethylene	5,080	(1,2,3)	Thermoplastic polymer used in various applications, including:

			• high-density polyethylene (HDPE), which is a resin used for detergent bottles, pails, plastic pipe and conduit, shopping bags, geomembrane and film applications;

			• linear low-density polyethylene (LLDPE), which is a resin used for plastic film and containers; and

			• low-density polyethylene (LDPE), which is a resin used for plastic films, paper coating, surgical gloves and containers.

Polyethylene pipe, conduit and pipe fittings	544		Used in a wide variety of industries such as electrical, energy, gas distribution, geothermal, mining, municipal projects and telecommunications.

Propylene	2,880		Basic building block for various fibers and plastics, such as polypropylene, and used as a raw material for chemicals used to make paints, detergents and resins.

Polypropylene	486	(2)	Thermoplastic polymer used in fibers, films, automobiles and housewares.

Normal alpha olefins (NAO)	1,250	(1)	A group of chemicals produced from ethylene and used in plasticizer alcohols, polyethylene, surfactants and synthetic lubricants and additives.

Polyalpha olefins	104		Base stock for synthetic lubricants.

Acetylene black	18

Carbon black resulting from the exothermic decomposition of acetylene gas, used in batteries, magnetic tape, caulk, sealant, conductive paint and ink, specialty silicone rubber and plastics, and explosives.

(1)          Excludes CPChem’s share of the capacity of Qatar Chemical Company Ltd. (Q-Chem), an equity affiliate.  The Q-Chem complex is currently undergoing commissioning.

(2)          Represents CPChem’s share of an equity affiliate’s capacity.

(3)          Excludes additional capacity of a plant at the Cedar Bayou facility which is currently undergoing commissioning.

Competition.  Olefins and polyolefins are delivered into the worldwide commodity markets.  Competitive factors include price, product quality and performance, product deliverability and customer service.  CPChem generally ranks within the top 10 ethylene and polyethylene producers worldwide based on published rated capacities.  Other major producers include Dow Chemical Company (Dow), Equistar Chemicals LP (Equistar), ExxonMobil Chemical Company (ExxonMobil), BP p.l.c. (BP) and Shell Chemical Company (Shell).  CPChem’s NAO technology allows it to produce a wide range of hydrocarbon products that compete in many different markets, including comonomers for polyethylene, surfactants, drilling fluids and polyalpha olefins.  Other significant producers of NAO are BP, Shell and Sasol Ltd.  Major producers of polyalpha olefins include BP and ExxonMobil.

Ethylene

By volume, ethylene is the most widely-consumed petrochemical product in the world, according to Chemical Markets Associates, Inc.  Domestically, ethylene is produced at CPChem’s Sweeny facility in Old Ocean, Texas, at its Cedar Bayou facility in Baytown, Texas and at its Port Arthur, Texas facility.  These facilities have recently been modernized by upgrading control systems and by making other process improvements.  The  combined capacity of these facilities is approximately 7.6 billion pounds per year.  Internationally, CPChem will produce ethylene through its 49%-owned joint venture, Qatar Chemical Company Ltd. (Q-Chem), located in Mesaieed, Qatar.  The Q-Chem complex is currently undergoing commissioning.

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

Supply/Feedstock Sources.  Ethylene can be produced from ethane, propane, butane, natural gasoline or certain refinery liquids such as naphtha.  The two most common feedstocks are ethane, because of its high ethylene yield, and naphtha, because of its availability and transportability.  CPChem’s ethylene production is primarily ethane-based, but certain facilities also use a feedstock slate of propane, butane and/or naphtha.  CPChem’s ethylene plants have varying degrees of flexibility in the feedstocks they use due to their configuration, which enables the plants to utilize different feedstock slates depending on feedstock costs and availability.  The price of ethane tends to correlate with the price of natural gas, while the prices of the other ethylene feedstock slates tend to correlate with the price of crude oil.

CPChem has long-term, market-based purchase contracts with Duke Energy Field Services, LLC (an affiliate of ConocoPhillips) and Dynegy Inc. (an affiliate of ChevronTexaco) which cover over 75% of CPChem’s anticipated domestic ethylene feedstock needs.  The agreement with Duke Energy extends through December 31, 2014 and the agreement with Dynegy extends through August 31, 2006.  Contracts with other suppliers provide the remainder of feedstock needs.  These contracts can be long-term, monthly, or daily contracts made on a spot basis.

Marketing.  CPChem uses approximately 75% of its ethylene in the production of certain of its derivative products (polyethylene, NAO and styrene).  The remainder of ethylene production is sold on the merchant market, largely in the form of long-term contracts.  CPChem owns an extensive ethylene pipeline system that provides access to many ethylene consumers in the Texas Gulf Coast region.  CPChem owns the only ethylene import and export facility on the Gulf Coast and has the right to transport half of the product imported or exported through the facility.  CPChem’s ethylene storage capacity is approximately one billion pounds and is split between its Texas cavern storage facilities in Clemens and Mont Belvieu.

Polyethylene

Domestically, polyethylene is produced at the Houston Chemical Complex and the Orange and Cedar Bayou facilities, all located in Texas.  Internationally, CPChem produces polyethylene through its joint venture facilities in Singapore and Shanghai, China.  CPChem’s share of the combined capacity of its domestic and international facilities is approximately 5.1 billion pounds per year.  Polyethylene will also be produced at CPChem’s joint venture in Qatar.  The Q-Chem complex is currently undergoing commissioning.

Supply/Feedstock Sources.  The primary raw material for polyethylene production is ethylene, which typically represents 60% to 70% of polyethylene manufacturing costs.  CPChem produces ethylene in excess of its polyethylene production requirements.  Hexene and butene, also used in the production of polyethylene, are produced at the Cedar Bayou facility.  The complex in Qatar will produce all of the ethylene required for its production of polyethylene.

Marketing.  At December 31, 2002, approximately 90% of CPChem’s polyethylene net capacity was located in the United States, along the Texas Gulf Coast.  CPChem markets almost all its production from this area in the United States, with the remainder exported to Mexico, Central and South America, Europe and Asia.  Production from CPChem’s plants in Singapore and China is marketed almost exclusively in the Far East.  CPChem has entered into an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production.  CPChem will market polyethylene produced by Q-Chem through CPChem’s established marketing network, primarily targeting developed markets in Western Europe and high-growth markets in Asia.

Polyethylene is currently sold to over 400 customers, the single largest consumer being CPChem’s Performance Pipe Division.  This division manufactures polyethylene pipe, conduit and pipe fittings in 10 plants throughout the United States and one in Mexico.  Performance Pipe is the largest polyethylene pressure pipe manufacturer in North America.

In addition, a significant amount of HDPE is sold into the blow-molded container market.  CPChem’s customers are suppliers of bottles to large consumer product manufacturers, dairies and bottled water suppliers.  CPChem also supplies HDPE for rigid product applications such as pails, paint cans, margarine tubs and stadium cups.  Durable applications include pipe, sheeting for landfill liners and automotive fuel tanks.

LDPE and LLDPE products are sold mainly to flexible packaging suppliers, who produce coated cardboard juice cartons, food packaging, plastic wrap, plastic bags and other products.  Some customers also produce pallet stretch wrap and container liners.

Propylene

Propylene is a basic building block for various chemicals, plastics and fibers.  CPChem produces propylene at its Cedar Bayou, Port Arthur and Sweeny facilities.  The combined capacity of these facilities is approximately 2.9 billion pounds per year.

Supply/Feedstock Sources.  Approximately one-half of CPChem’s propylene is produced as a co-product of ethylene production, the amount of which varies with the type of feedstock used.  The remainder of CPChem’s propylene production comes from the processing of refinery-grade propylene, which is converted into polymer-grade product.  CPChem purchases approximately 25% of its refinery-grade propylene from CPChem’s parents and the remainder from a variety of suppliers under long-term and short-term contracts.

Marketing.  Polymer-grade propylene is sold to major chemical manufacturers, with the majority to polypropylene producers.  Approximately 25% of CPChem’s propylene is sold to Phillips Sumika Polypropylene Company (Phillips Sumika), a CPChem joint venture located at the Houston Chemical Complex.  Propylene is also sold to external customers under long-term contracts and to international contract and spot customers through a third-party export facility located in Deer Park, Texas.  CPChem has an extensive propylene pipeline delivery system, which allows it to deliver product to a majority of the Texas polymer-grade propylene consumers.

Normal Alpha Olefins, Polyalpha Olefins

CPChem is currently capable of producing approximately 1.3 billion pounds of NAO per year, all in the U.S., which currently represents approximately 15% of global capacity.  All of CPChem’s domestic NAO is currently produced at the Cedar Bayou facility.  The joint venture complex in Qatar, currently undergoing commissioning, will have a gross annual capacity of an additional 100 million pounds of 1-hexene, an NAO used as a comonomer in the production of polyethylene.

Supply/Feedstock Sources.  NAO is generally produced by processing ethylene.  CPChem produces all of the ethylene required in its production of NAO.  CPChem’s ethylene is produced at the Sweeny, Cedar Bayou and Port Arthur facilities.  Polyalpha olefins are produced from fractions of NAO produced at CPChem’s Cedar Bayou facility.

Marketing.  CPChem primarily sells NAO and polyalpha olefins to other chemical companies who use them to produce a broad range of intermediate products.  CPChem also uses a portion of its own production of NAO in the manufacturing of polyethylene and polyalpha olefins.  North America and Europe are the largest markets for NAO and polyalpha olefins, but the Asian Pacific, Middle Eastern and South American markets are growing.  Most domestic sales of NAO and polyalpha olefins are transported via bulk railcars and tank trucks.  International sales are transported primarily via parcel tankers.

Aromatics & Styrenics

This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene, cyclohexane and cumene.  This segment also manufactures and markets polystyrene and styrene-butadiene copolymers sold under the trademark K-Resin®.  Major production facilities are located in Mississippi, Louisiana, Texas, Ohio, Puerto Rico and China.  CPChem also owns an equity interest in an aromatics facility in Saudi Arabia and in a K-Resin facility in South Korea.

Aromatics & Styrenics

Product	Approximate Net Capacity		Primary Uses
	(million lbs. per year)

Benzene	2,660	(1)	An aromatic primary building block chemical used in the production of ethylbenzene, cumene and cyclohexane.

Styrene	2,100

Aromatic monomer used to produce a wide variety of polymers with very diverse end-uses that include packaging, automotive applications, electronic parts, rubber products, paper, housewares, construction materials, carpeting and toys.

Polystyrene	990		Thermoplastic polymer used in packing materials, cups, toys, furniture and housewares.

Paraxylene	1,000	(2)	Used almost exclusively to make terephthalic acid or dimethyl terephthalate intermediates in the production of polyester and packaging resins such as polyethylene terephthalate (PET).

Cyclohexane	575	(3)	Predominantly used in intermediates for the manufacture of nylon.

K-Resin® styrene-butadiene copolymers (SBC)	339	(1)	A high quality, clear polymer material used in a variety of products including medical components, toys, candy wrap, food packaging, cups and garment hangers.

Cumene	1,100		An intermediate used to produce phenol and acetone.

(1)          Includes CPChem’s share of an equity affiliate’s capacity.

(2)          Excludes capacity of plant in Puerto Rico that is currently idled.

(3)          Excludes capacity of an equity affiliate’s plant that became operational in the first quarter of 2003.

Competition.  Aromatics & Styrenics’ products are sold into global commodity markets.  Competitive factors include price, product quality and performance, product deliverability and customer service.  CPChem generally ranks within the top 10 producers and competes with other large producers including Dow, Equistar, ExxonMobil, BP and Shell.

Benzene

Domestically, benzene is produced at CPChem’s Pascagoula, Mississippi and Port Arthur facilities.  Internationally, CPChem produces benzene through its joint venture facility in Al Jubail, Saudi Arabia. CPChem’s share of the combined capacity of its domestic and international facilities is approximately 2.7 billion pounds per year.

Historically, benzene has been produced mostly as a by-product of the motor fuel and ethylene production processes.  However, depending on economics, about 5% to 15% of the world’s requirements are produced “on purpose” in plants using a process known as the hydro-dealkylation (HDA) process.  The HDA process is one of the highest cost processes currently used in this area of the industry.  To an extent, producers using the HDA process control the price of benzene since they are able to produce until prices drop to levels that will not allow them to recover costs.  At that point, they tend to shut down their capacity until prices recover to levels that make their operations economical.  However, CPChem has developed and uses its proprietary Aromax® technology for most of its benzene production, which results in lower production costs than the HDA process.

Supply/Feedstock Sources.  The two main feedstocks for benzene production are pyrolysis gasoline and reformate, both of which are intermediate products of petroleum refining and petrochemical plants.  These two feedstocks account for over 75% of benzene production worldwide.  CPChem purchases its benzene feedstocks from refineries owned by its parents, located in proximity to CPChem’s benzene plants, and from various other sources.  In Saudi Arabia, CPChem’s 50%-owned affiliate has a 30-year feedstock agreement with a producer that owns a refining complex located within six miles of the plant.

Marketing.  CPChem is a net consumer of benzene in the Gulf Coast region, which is the largest production area of North America.  This allows CPChem to operate its benzene plants at full capacity, preserving a low-cost position, even during times of slack demand for derivatives.  At CPChem’s joint venture plant in Saudi Arabia, approximately one-half of the benzene produced is consumed by the joint venture’s cyclohexane plant located within the same facility.  The balance of benzene is sold on a term contract basis to a local Saudi Arabian styrene producer.  CPChem has a marketing agreement with Pertamina, the Indonesian state oil company, under which CPChem markets benzene produced by Pertamina in Cilacap, Indonesia.  This product is sold predominantly through one-year contracts with consumers in Asia.

Styrene

Styrene is produced at CPChem’s St. James, Louisiana facility, which has a capacity of approximately 2.1 billion pounds per year.  A modernization project at the St. James plant that was completed in 2002 increased annual plant capacity by approximately 25%.

Supply/Feedstock Sources.  Styrene is made from benzene and ethylene.  Almost all of the benzene used at CPChem’s styrene plant is produced internally at CPChem’s Pascagoula facility, with the remainder acquired through contract purchases.  Ethylene is supplied to the St. James plant by a proprietary pipeline connected to the Louisiana grid system.  CPChem maintains flexibility in ethylene supply through contract purchases, exchanges from CPChem’s Texas facilities and spot purchases.

Marketing.  CPChem currently consumes approximately 600 million pounds of styrene annually at its polystyrene plant in Marietta, Ohio and a smaller amount in its production of K-Resin®.  The balance of production is sold in the merchant market.  CPChem generally markets styrene in all regions of the world and sells almost all of its styrene production through term contracts.  Distribution of product is primarily handled by railcars, barges and ocean vessels.

Polystyrene

Polystyrene is produced at CPChem’s facilities in Marietta, Ohio and Zhangjiagang, China.  Both plants have the ability to make high impact polystyrene and general purpose polystyrene.

Supply/Feedstock Sources.  Polystyrene is manufactured primarily from styrene.  The styrene consumed at Marietta is supplied by CPChem’s St. James styrene facility.  The China plant is supplied by a combination of styrene from the St. James plant and from third parties.

Marketing.  CPChem sells a variety of grades of polystyrene to the packaging, food service, media enclosure and various other markets.  Most business in the U.S. is conducted on a term-contract basis, while business in China follows the local practice of being primarily sold on the spot market.  Polystyrene in the U.S. is shipped in railcars and bulk trucks.  In China, polystyrene is packaged in 25-kilogram bags, then shipped from the plant primarily in trucks.

Paraxylene

CPChem has a production capacity of approximately 1.0 billion pounds of paraxylene per year at its Pascagoula plant.  Production at the Guayama, Puerto Rico plant, which has a capacity of approximately 700 million pounds per year, was idled in 2001 for economic reasons.  The plant is being reconfigured and it is currently anticipated that paraxylene operations at the plant will resume in the third quarter of 2003, depending on market conditions.

Supply/Feedstock Sources.  Mixed xylenes are the feedstock for the production of paraxylene.  Mixed xylenes are the end product of either reforming operations that are part of the motor fuels production process in refineries, or the end product of the conversion of toluene, another intermediate refining product, into benzene and xylenes.  Mixed xylenes are available on the merchant market as both gasoline blending stocks and paraxylene plant feedstocks that CPChem uses during periods of high market demand.  CPChem purchases mixed xylenes from ChevronTexaco and other suppliers.  During periods of high paraxylene demand, mixed xylenes are also purchased on the spot market.

Marketing.  In North America, a few very large consumers buy most of the paraxylene available in the market.  They purchase mainly on a term contract basis with pricing tied to a monthly-negotiated, industry-wide contract price.  With purchasing concentrated among a few large consumers, these large consumers are able to exert pressure on the monthly-negotiated contract price, which means that low margins result during times of oversupply.  There is also an active spot market for paraxylene, which allows large consumers a degree of flexibility with respect to pricing options and the periodic need to cut back production for inventory control.  CPChem currently sells all of its production under long-term contracts.  CPChem sells its paraxylene production to major producers of polyester in North America and Europe.  Paraxylene is also sold to polyester producers in Asia via a marketing agreement with Pertamina.  Paraxylene is shipped via railcars, barges and ocean vessels.

Cyclohexane

CPChem markets approximately 15% of global cyclohexane production.  This includes volumes produced at the Port Arthur and Saudi Arabian plants, as well as volumes for which CPChem has marketing rights.  In the first quarter of 2003, the Saudi Arabian plant increased its capacity to 620 million pounds per year.  CPChem owns a 50% interest in the Saudi Arabian facility and has the exclusive right to market all the cyclohexane exported from that facility.  In addition, CPChem has the exclusive right to market the cyclohexane produced by ConocoPhillips at its Sweeny and Borger, Texas refineries.

CPChem announced plans in October 2002 to build a new cyclohexane production facility at its Port Arthur plant.  It is anticipated that construction will begin in early 2003, with completion and start-up anticipated by the end of the first quarter of 2004.  The project will increase the cyclohexane capacity of the facility by approximately 587 million pounds per year.

Supply/Feedstock Sources.  The raw materials for cyclohexane are benzene and hydrogen.  CPChem consumes more benzene than it produces.  Remaining benzene requirements are obtained through term contracts and spot purchases.  Hydrogen is currently obtained from CPChem’s Port Arthur facility.

Marketing.  Most of CPChem’s cyclohexane is sold in North America and Europe through sales contracts that are typically long-term arrangements.  CPChem also has access to the Asian market via its joint venture plant in Saudi Arabia.  Like many other commodity aromatics chemicals, cyclohexane is distributed via trucks, railcars, barges and ocean vessels.

K-Resin® Styrene-Butadiene Copolymer

CPChem produces an SBC sold under the trademark K-Resin®.  Production comes from the Houston Chemical Complex and CPChem’s K R Copolymer Co., Ltd. joint venture plant located in Yochon, South Korea.  Production of K-Resin SBC at the Houston Chemical Complex was idled in March 2000 as the result of an accident and fire at the plant.  The plant began a phased-in start-up in the fourth quarter of 2001, and the force majeure status of the plant was lifted in May 2002.

Supply/Feedstock Sources.  The main feedstocks for K-Resin SBC are styrene and butadiene.  For domestic production, CPChem produces its own styrene feedstock at its St. James facility, and secures butadiene on a long-term contract basis with a single producer.  Other sources of butadiene are available if necessary.  In South Korea, feedstocks are secured through long-term contracts with a company in which CPChem’s joint venture partner, Daelim Industrial Co., Ltd., has a 50% interest.

Marketing.  Because high-styrene content SBC such as K-Resin SBC are generally specialty polymers, pricing does not, in all markets, tend to follow the same cyclical patterns experienced by commodity resins such as polyethylene and polypropylene.  CPChem conducts its marketing primarily by working with customers to create new K-Resin SBC applications, to improve existing applications and to improve customers’ processing capabilities.  CPChem has a sales and technical support organization, comprised of direct representatives, agents and distributors, that is active in North America and internationally.  Some product is sold under multi-year agreements.  The majority of K-Resin SBC, however, is sold through individual purchase orders with customers and is delivered via truck, railcar and ocean vessels.

Specialty Products

This segment manufactures and markets a variety of specialty chemical products, including organosulfur chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark RytonTM.  Major production facilities are located in Texas, Belgium and Singapore.

Product	Approximate Net Capacity		Primary Uses
	(million lbs. per year)

RytonTM polyphenylene sulfide (PPS) polymer and compounds	29	(1)	A high-performance engineering polymer used in electronic, automotive and appliance applications.

High-purity hydrocarbons and solvents	125

High-purity chemicals including performance-proven normal paraffins, cycloparaffins and isoparaffins, including Soltrol® isoparaffin solvents, used in various pharmaceutical, industrial and consumer applications.

Organosulfur chemicals	226		Chemical intermediates, primarily mercaptans, used in agricultural and pharmaceutical intermediates and polymerization modifiers.

Performance and reference fuels	80		Specialty fuels for calibration standards and high-performance service, such as automobile and boat racing.

Drilling specialty chemicals, including Soltex® and Potassium Soltex®	21		Additives used in water-based drilling fluids for controlling unstable shale formations and increasing hole lubricity during oil and gas well drilling.

(1)          Excludes capacity of the Houston compounding facility which is currently undergoing commissioning.

Competition.  Specialty chemical products are characterized by smaller, niche markets with fewer producers.

Specialty Chemicals

Specialty chemicals consist of a variety of organosulfur chemicals, fine chemicals and other specialties.  The volumes of any given product are not large when compared to the basic commodity products like ethylene and polyethylene produced by CPChem’s other business segments.  However, in the aggregate, specialty chemicals can account for a significant portion of the earnings of the Specialty Products segment.  Production facilities are located in Borger and Conroe, Texas, and Tessenderlo, Belgium.

Supply/Feedstock Sources.  Specialty chemicals production depends on the availability of a number of specialized streams of products and co-products that are the result of the petroleum refining and petrochemical production processes.  Feedstocks include hydrogen sulfide, a variety of olefins and other hydrocarbon streams.  In many cases, CPChem acquires these feedstocks through long-term arrangements with its parents from facilities that are integrated with production facilities that CPChem owns.

Marketing.  Specialty chemicals are generally sold into smaller, niche markets.  The number of suppliers and consumers of any given product can be limited.  As a result, many of CPChem’s products are sold under long-term contracts.  Because the customer and applications base is diverse, the business is generally less cyclical than the commodity chemicals business.

CPChem has a global marketing network, consisting of CPChem representatives and third-party distributors and agents.  More than half of CPChem’s representatives are located outside the United States in all major regions of the world.  This network provides sales, distribution and technical services to customers.  Distribution channels used to deliver product to customers include ocean vessels, railcars and airfreight.

RytonTM Polyphenylene Sulfide

CPChem produces high-performance PPS polymers and compounds sold under the trademark RytonTM.  Compounds are combinations of Ryton polymer and various additives, designed to have specific properties.  CPChem has an annual production capacity of approximately 22 million pounds of Ryton polymer at its Borger, Texas facility.  Substantially all Ryton polymer produced at the Borger facility is currently used by CPChem’s Singapore and Kallo-Beveren, Belgium facilities to produce Ryton compounds.  These facilities have an annual capacity of approximately 29 million pounds of Ryton compounds in the aggregate.  The compounds are subsequently sold to third parties.  Ryton compounds will also be produced at CPChem’s Houston compounding facility in La Porte, Texas.  The facility is currently undergoing commissioning.

Supply/Feedstock Sources.  The feedstocks for Ryton polymer are substances such as caustic, sodium hydrosulfide, paradichlorobenzene and other chemicals and solvents that are generally available in substantial quantities on the open market.  CPChem has a number of suppliers who provide these materials under either long-term or renewable contracts.  The materials used in the compounding process are generally purchased at locations close to CPChem compounding facilities.

Marketing.  CPChem has a global sales network that includes direct representatives, distributors and agents to market PPS products.  CPChem’s compounding facilities are located near its customers, enhancing global sales and distribution efforts.  The customer base includes component suppliers and appliance manufacturers.  Products are generally sold under one-year, renewable agreements.  Distribution channels used to deliver product to customers include truck, railcar and ocean vessels.

Properties and Manufacturing Facilities

CPChem currently leases the office space for its headquarters in The Woodlands, Texas and also owns or leases administrative, technical and sales office space in various other locations.  CPChem has 32 manufacturing facilities in eight countries.  The following table provides information regarding principal manufacturing facilities, business segments served, principal products and approximate gross annual capacity.

Facility / Location	Segments Served	Product	Approximate Gross Capacity
			(million lbs. per year)

Houston Chemical Complex	Aromatics & Styrenics	K-Resin® SBC	270
Pasadena, Texas	Olefins & Polyolefins	High-density polyethylene	2,100

Sweeny Facility	Olefins & Polyolefins	Ethylene	4,100
Old Ocean, Texas	Olefins & Polyolefins	Propylene	1,100

Borger Facility	Specialty Products	Organosulfur chemicals	160
Borger, Texas	Specialty Products	RytonTM PPS polymer	22
	Specialty Products	Performance and reference fuels	80
	Specialty Products	High-purity hydrocarbons and solvents	125

Cedar Bayou Facility	Olefins & Polyolefins	Ethylene	1,750
Baytown, Texas	Olefins & Polyolefins	Propylene	1,000
	Olefins & Polyolefins	Acetylene Black	18
	Olefins & Polyolefins	NAO	1,250
	Olefins & Polyolefins	Polyalpha olefins	104
	Olefins & Polyolefins	Linear-low, low- and high- density polyethylene	1,530	(1)

Orange Chemical Facility	Olefins & Polyolefins	High-density polyethylene	900
Orange, Texas

Port Arthur Facility	Olefins & Polyolefins	Ethylene	1,750
Port Arthur, Texas	Olefins & Polyolefins	Propylene	780
	Aromatics & Styrenics	Benzene	530
	Aromatics & Styrenics	Cyclohexane	330
	Aromatics & Styrenics	Cumene	1,100

Drilling Specialties Conroe, Texas	Specialty Products	Drilling specialty chemicals	21

Houston Compounding Facility La Porte, Texas	Specialty Products	RytonTM compounds	—	(2)

St. James Facility St. James, Louisiana	Aromatics & Styrenics	Styrene	2,100

Pascagoula Facility	Aromatics & Styrenics	Paraxylene	1,000
Pascagoula, Mississippi	Aromatics & Styrenics	Benzene	1,540

Facility / Location	Segments Served	Product	Approximate Gross Capacity
			(million lbs. per year)

Marietta Facility Marietta, Ohio	Aromatics & Styrenics	Polystyrene	770

Puerto Rico Facility Guayama, Puerto Rico	Aromatics & Styrenics	Paraxylene	—	(3)

Performance Pipe Division 10 locations in the United States and one in Mexico	Olefins & Polyolefins	Polyethylene pipe, conduit and pipe fittings	544

Plastics Compounds & Development Center Singapore	Specialty Products	RytonTM compounds	9

Zhangjiagang, China Facility Zhangjiagang, China	Aromatics & Styrenics	Polystyrene	220

Tessenderlo Chemicals Facility Tessenderlo, Belgium	Specialty Products	Organosulfur chemicals	66

Kallo Compounding Facility Kallo-Beveren, Belgium	Specialty Products	RytonTM compounds	20

Joint Venture Facilities:

Qatar Chemical Company	Olefins & Polyolefins	Ethylene	—	(2)
Ltd. (Q-Chem)	Olefins & Polyolefins	High-density polyethylene	—	(2)
Mesaieed, Qatar	Olefins & Polyolefins	NAO	—	(2)

Chevron Phillips Singapore Chemicals (Private) Limited Singapore	Olefins & Polyolefins	High-density polyethylene	860

Shanghai Golden Phillips Petrochemicals Co. Shanghai, China	Olefins & Polyolefins	High-density polyethylene	300

Phillips Sumika Polypropylene Company Pasadena, Texas	Olefins & Polyolefins	Polypropylene	810

Saudi Chevron	Aromatics & Styrenics	Benzene	1,180
Phillips Company	Aromatics & Styrenics	Cyclohexane	490	(4)
Al Jubail, Saudi Arabia

K R Copolymer Co., Ltd. Yochon, South Korea	Aromatics & Styrenics	K-Resin® SBC	115

(1)          Excludes additional capacity of a plant at the facility which is currently undergoing commissioning.

(2)          Currently undergoing commissioning.

(3)          Plant currently idled.

(4)          Excludes additional capacity that became operational in the first quarter of 2003.

Projects

Q-Chem II.  In June 2001, CPChem and Qatar Petroleum announced plans for the development of a second world-scale petrochemical project in Qatar (Q-Chem II) to produce polyethylene and NAO on a site adjacent to the facility currently under construction in Qatar.  In June 2002, CPChem and Qatar Petroleum announced that the project would include the construction of a larger ethane cracker than was previously planned.  In connection with this change in the project scope, CPChem and Qatar Petroleum entered into a joint venture agreement in June 2002 with Atofina and Qatar Petrochemical Company to jointly develop the ethane cracker.  Final approval of the Q-Chem II project is anticipated in mid-2004, with start-up expected in 2007.  Preliminary financing plans for the project include limited recourse loans from commercial banks and export credit agencies.

Jubail Chevron Phillips Project.  CPChem announced plans in 2002 for a 50%-owned joint venture project at Al Jubail, Saudi Arabia (the “Jubail Chevron Phillips project”).  The project, expected to cost approximately $1 billion, includes the construction of styrene and propylene facilities on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company, a 50%-owned CPChem joint venture.  The project also includes the expansion of Saudi Chevron Phillips Company’s benzene facility.  This additional benzene capacity will be used to provide feedstock for the new Jubail Chevron Phillips styrene facility.  Final approval of the project is anticipated in the fourth quarter of 2003, with operational start-up expected in 2006.  It is expected that the project will be financed primarily through limited recourse loans from Saudi Arabian government agencies and Saudi Arabian commercial banks.

Employees

CPChem and its wholly-owned subsidiaries employed 5,517 people at December 31, 2002.  Approximately 90% of the workforce was employed in North America, 5% in Asia, 4% in Europe and 1% in the Middle East.  Some employees are subject to collective bargaining arrangements.  Overall, CPChem believes that employee relations are good.

Intellectual Property

CPChem’s business is, to a considerable extent, technology driven.  CPChem aggressively develops and protects the intellectual property necessary to conduct its operations via a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual provisions to protect its intellectual property rights.  Where CPChem does not possess a necessary technology, it obtains or licenses it from third parties.

As of January 31, 2003, CPChem owned or licensed from its parents the rights to 866 issued patents and 198 applications in the United States, and 2,067 issued patents and 1,274 applications in foreign jurisdictions relating to CPChem’s operations and products.  CPChem’s parents granted CPChem an irrevocable, exclusive license, with the right to grant sublicenses, to use the patents that they own in connection with CPChem’s operations and products.  CPChem has the option to have these patents assigned to it.  ChevronTexaco and ConocoPhillips retain certain irrevocable, nonexclusive rights to use the patents, which they have assigned or licensed to CPChem, for their own business operations or to license such patents to third parties for use in fields of operations not primarily related to the business of CPChem.  Furthermore, ChevronTexaco and ConocoPhillips have granted CPChem nonexclusive rights to use certain other intellectual property that they own, which is, to some degree, useful in CPChem’s business.

CPChem often grants licenses to its technology to third parties.  Two significant processes that it licenses include CPChem’s loop slurry polyethylene and Aromax® aromatics production processes.  Licenses granted for these processes typically provide for royalty payments from third parties based on the actual or anticipated volume of product that they may produce, payable either as a lump sum or as a “running royalty.”  The licenses for these processes generally provide that any technologies developed by the licensee related to such process shall be licensed to CPChem with the right to sublicense such developments to third parties.  This technique, common in technology licensing, enhances CPChem’s ability to provide customers and licensees with the most current technology available.

CPChem relies on confidentiality agreements and contractual provisions to protect its technology in cases where the technology is not patented or patentable.  CPChem’s licenses to third parties contain restrictions on disclosure.  Employees execute nondisclosure agreements when their employment begins and agree to assign to CPChem the rights to intellectual property developed during their employment.  Third parties are not allowed to inspect or photograph facilities except under close supervision.  Contractors involved in the detailed design or construction of CPChem’s or its licensees’ facilities are also required to execute nondisclosure agreements.  Appropriate actions are taken to prevent third parties from disclosing proprietary data, or otherwise using intellectual property, without proper authorization.

CPChem is the owner of the Marlex®, RytonTM, and K-Resin® trademarks, which are each used in the plastics and specialty chemicals businesses, and the Aromax® trademark, which is used in the aromatics business.  Also, CPChem licenses its trade name on a nonexclusive basis from its parents.  Appropriate actions are taken to maintain, renew, protect and enforce CPChem’s trademarks in order to prevent infringement, dilution or misappropriation by third parties in the United States and abroad.

Research and Development

CPChem has scientists, process engineers and technical service experts at six technical centers.  The Bartlesville, Oklahoma site provides basic research, pilot plants and product development for polyethylene, specialty chemicals, Ryton and K-Resin, and a plastics technical center for all polymer products.  The Kingwood, Texas technology center focuses on process engineering in support of all manufacturing as well as all phases of research and process development for aromatics, NAO, polyalpha olefins, oxygen scavenging polymers and specialty catalysts.  The technology center at Orange, Texas provides gas phase pilot plant support, a plastics technical center and technical services for polyethylene.  Polystyrene research and technical services are located at Marietta, Ohio.  International technical support and product development are provided by the Belgium and Singapore technical centers.

Research and development expenditures totaled $47 million for the year ended December 31, 2002, $60 million for the year ended December 31, 2001 and $23 million for the six-month period ended December 31, 2000.

Environmental Regulation

CPChem must comply with, and is subject to liability under, environmental laws and regulations in all the jurisdictions in which it conducts business.  Under some laws, CPChem may be subject to joint and several liability regarding environmental contamination on or from properties that it previously owned or operated or currently owns or operates.  CPChem may also be subject to liability for contaminated properties where it has disposed of or arranged for disposal of hazardous substances, or where feedstocks or products that contained hazardous substances have been spilled or released.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk and Other Factors That May Affect Future Performance – Environmental, Health and Safety” for further discussion.

CPChem incurs, and expects to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair pollution control equipment.  By 2007, industrial facilities in the Texas Gulf Coast region, including facilities CPChem owns, will require modification and the installation of additional control equipment to comply with regulations relating to nitrogen oxide (NOx) emissions, which apply generally to industries in this region.  This equipment, which will need to be installed well in advance of the 2007 deadline, is expected to require capital expenditures of approximately $100 million.  CPChem also anticipates that new regulations will be issued concerning releases of highly-reactive volatile organic compounds (HRVOC’s), but cannot at this time assess capital expenditure or operating cost impacts.

CPChem is aware that there is or may be soil or groundwater contamination at some facilities and that remediation of soil and groundwater contaminated with hazardous substances will be required.  Accrued costs for environmental liabilities, undiscounted, totaled $7 million at both December 31, 2002 and December 31, 2001.  There were no accrued environmental costs associated with discontinued or sold operations, sites where CPChem had been named a potentially responsible party, or environmental litigation at December 31, 2002 or 2001.  Based on available information, CPChem believes that the costs that may be incurred to investigate and remediate known contamination will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

International Operations

International operations are exposed to political, economic and regulatory risks not faced by businesses that operate solely in the United States.  A portion of CPChem’s operations are outside the continental United States, with manufacturing facilities in existence or under construction in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Assets located outside of the U.S. as of December 31, 2002 totaled $893 million and net sales from non-U.S. operations were $711 million in 2002.  These international operations are subject to risks similar to those affecting CPChem’s U.S. operations in addition to a number of other risks, including difficulties in enforcing contractual and intellectual property rights, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates.  Other risks include, but are not limited to, exposure to different legal standards, fluctuations in currency exchange rates, impositions or increases of investment and other restrictions by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability, and difficulties in staffing and managing operations, particularly in remote locations.  In addition, the escalation of political tensions in the Middle East and North Korea, including the possible onset of military actions by the United States and others, could have a material adverse effect on CPChem’s business.

Item 3.  Legal Proceedings

K-Resin® Facility Incidents

As previously reported, a flash fire occurred in a reactor vessel on June 23, 1999 at the K-Resin facility located at CPChem’s Houston Chemical Complex.  The final two lawsuits relating to that incident have been settled.  While the incident occurred prior to the formation of CPChem, provisions in the contribution agreement under which CPChem was formed (the “Contribution Agreement”) provide for CPChem’s indemnification of ConocoPhillips for all liabilities associated with this incident.  The aggregate amounts of these two settlements did not have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

An additional K-Resin related lawsuit was filed against CPChem in 2002.  However, the plaintiff’s claim in that case relates to an incident that occurred at the K-Resin facility on March 27, 2000.  Unlike the liabilities for the June 23, 1999 incident, CPChem did not assume any responsibility for liability in connection with the March 27, 2000 incident, and the Contribution Agreement specifically provides for ConocoPhillips’ indemnification of CPChem for all liabilities associated with the March 27, 2000 incident.  ConocoPhillips has therefore undertaken defense of that case.

Governmental Agency Proceedings

The following are descriptions of legal proceedings involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.  While it is not possible to predict the outcome of an unresolved proceeding, if the proceedings described below were decided adversely to CPChem, there would be no material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.  Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s regulations.

The Environmental Protection Agency and the Texas Commission on Environmental Quality jointly proposed a civil penalty in connection with inspections conducted in 1999 and 2000 at CPChem’s Borger facility.  CPChem has reached an agreement in principle with these agencies and is currently negotiating the final terms of the settlement.

CPChem’s Puerto Rico facility received a complaint and penalty assessment from the Environmental Protection Agency (EPA) in September 2002 alleging violations of the facility’s National Pollutant Discharge Elimination System permit as a result of a June 2002 inspection.  CPChem has reached an agreement in principle with the EPA and is currently negotiating the final terms of the settlement.

Other

In addition, CPChem is a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of the other proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the ownership interests of CPChem.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a listing of the holders of ownership interests of CPChem.

Item 6.  Selected Financial Data

The following selected financial data was derived from the audited financial statements included in this Annual Report on Form 10-K and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Chevron Phillips Chemical Company LLC

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Net sales	$5,389	$5,871	$3,402
Net income (loss)	(30)	(480)	(241)

	December 31,
	2002	2001	2000
Total assets	$6,109	$5,860	$6,673
Long-term debt, less current maturities	1,190	1,507	1,784
Members’ preferred interests	250	—	—

The following financial information of Phillips Petroleum Company’s Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form Chevron Phillips Chemical Company LLC) is presented for informational purposes only.  The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of Chevron Phillips Chemical Company LLC, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the periods presented.

Phillips Petroleum Company’s Chemicals Business

	Six months ended June 30, 2000	Years ended December 31,
Millions		1999	1998
Net sales	$2,238	$3,117	$2,800
Net income	84	147	147

		December 31,
		1999	1998
Total assets		$3,214	$3,021
Long-term debt, less current maturities		—	—

Chevron Chemical Company C Chem Business

	Six months ended June 30, 2000	Years ended December 31,
Millions		1999	1998
Net sales	$1,834	$2,695	$2,289
Net income	96	177	22

		December 31,
		1999	1998
Total assets		$3,072	$2,684
Long-term debt, less current maturities		—	—

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates,” “foresees” or other words and phrases of similar meaning.  Where CPChem expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the U.S. economy, results of financing efforts and overall financial market conditions.  All forward-looking statements in this annual report are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

Overview

CPChem was formed July 1, 2000.  As such, the following discussion focuses on CPChem’s results of operations for the years ended December 31, 2002 and 2001, and for the period July 1, 2000 (inception) through December 31, 2000.  To comply with the Securities and Exchange Commission rules and regulations, similar discussions are presented for Phillips Petroleum Company’s Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form CPChem) for the period January 1, 2000 through June 30, 2000.  The results of those contributed businesses presented, when combined, are not intended to and do not represent pro forma results of CPChem, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the period presented.

Critical Accounting Policies

The Securities and Exchange Commission issued guidance in December 2001 suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical.  An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application.  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in financial statements and related disclosures.  Actual results could differ from these estimates and assumptions.

CPChem believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and made in good faith.  CPChem further believes the following represents its most critical accounting policies.  For a summary of all of CPChem’s significant accounting policies, see Part II - Item 8. Financial Statements and Supplementary Data – Note 2.

Impairment of Assets – Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally at a product line level.  If, upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  The fair values of impaired assets are determined based on quoted market prices in active markets, if available, or on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group.  Considerable amounts of judgment by management are required, involving significant variables such as future product demand and future product, feedstock and energy prices, in order to estimate projected future cash flows.  Should the outlook for future projected cash flows change, material charges for impairments could occur.

Inventories – Product inventories are valued at the lower of cost or market, aggregated at the segment level for dollar-value, last-in, first-out (LIFO) pools.  For U.S. operations, cost is primarily determined using the LIFO method.  Lower-of-cost-or-market write-downs for LIFO-valued inventories are generally considered temporary.  However, deterioration of market prices for prolonged periods of time could result in write-downs determined to be permanent in nature.

Projected Benefit Obligations – Determination of CPChem’s projected benefit obligations for its pension plans affects the amounts of related expense recorded in the current period and also impacts the level and timing of required company contributions into the plans.  An actuarial determination of projected benefit obligations and company contribution requirements involves estimates regarding future unknown events, such as rates of return on pension plan assets, estimated employee retirement dates, salary levels at retirement and mortality rates.  Ultimately, CPChem will be required to fund all benefits promised under its pension plans, however, the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time.

Contingencies – As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

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

CPChem Results of Operations

Consolidated	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Income (loss) before interest and taxes	$35	$(336)	$(158)

Effective January 1, 2002, CPChem restructured the composition of its operating segments.  Prior year information has been restated to conform to the current segment reporting presentation.  Statements in the following discussions for the period July 1, 2000 (inception) through December 31, 2000 regarding increases or decreases in production, margins or similar matters are in relation to levels of such items as they existed at the inception of CPChem on July 1, 2000.

Income (loss) before interest and taxes by segment

Millions

Olefins & Polyolefins

Aromatics & Styrenics

Specialty Products

Corporate & Other

Consolidated

Year ended December 31, 2002	$33	$(13)	$40	$(25)	$35
Year ended December 31, 2001	(166)	(172)	31	(29)	(336)
July 1, 2000 (inception) through December 31, 2000	42	(173)	12	(39)	(158)

Consolidated income (loss) before interest and taxes for the year ended December 31, 2002 improved $371 million compared with the year ended December 31, 2001.  The improvement was primarily the result of higher overall margins due to lower operating expenses, feedstock costs and energy prices, partially offset by decreased sales prices.

Earnings before interest and taxes in 2002 included certain charges related to asset retirements, the write-off of certain technology projects, an asset impairment, a pension plan curtailment and benefits related to business interruption and property casualty insurance claim settlements.  These and other similar types of net charges totaled $30 million in the aggregate.

Included in 2001 results were $153 million of charges affecting income before interest and taxes related to the permanent idling of certain assets, asset impairments and retirements, costs associated with the collapse of a styrene column, CPChem’s share of an asset impairment recorded by an equity affiliate, and benefits recorded in connection with the settlement of business interruption insurance claims.

Earnings before interest and taxes for the six-month period ended December 31, 2000 included net charges totaling $171 million associated with asset impairments, primarily related to CPChem’s Puerto Rico facility, workforce reductions, the retirement of a normal alpha olefins (NAO) unit, and contingency and environmental accruals.

Olefins & Polyolefins

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Income (loss) before interest and taxes	$33	$(166)	$42

2002 compared with 2001

Olefins & Polyolefins results improved $199 million in 2002 compared with 2001. Increased margins in 2002 for polyethylene, natural gas liquids (NGLs), polypropylene and polyalpha olefins contributed to the improved results.  These improvements were partially offset by lower earnings from ethylene and polyethylene pipe and pipe fittings.  Due to market conditions, certain units were idled and production rates at others were reduced in 2001.

Polyethylene margins increased in 2002 due to lower ethylene prices and lower energy costs, partially offset by lower sales prices.  NGL margins benefited from lower product and energy costs, partially offset by lower sales prices.  Ethylene earnings were down in 2002 primarily due to lower margins and volumes.  The margin impact was the result of substantially lower sales prices in 2002, partially offset by lower feedstock and energy prices.

Results in 2002 also included a $7 million charge for the write-off of two technology projects, a $4 million charge for the remainder of the accelerated depreciation associated with the retirement in February 2002 of two polyethylene particle loop reactors at the Orange, Texas facility and a benefit related to the reversal of certain customer claim accruals.  Results in 2002 also included a $5 million impairment charge related to CPChem’s Colton, California polyethylene pipe facility.  The facility was written down to its estimated net realizable value and is classified as an asset held for sale at December 31, 2002.  These and other similar types of net charges totaled $12 million in the aggregate in 2002.

Included in 2001 results were $68 million of charges to depreciation expense (included as a component of Cost of Goods Sold) related to the permanent idling of the front end of an ethylene unit at the Sweeny facility, $14 million of charges related to accelerated depreciation associated with the planned permanent shutdown in February 2002 of two particle loop reactors at the Orange facility, $6 million of charges for the retirement of the polyethylene developmental reactor unit at the Houston Chemical Complex and charges for certain customer claim accruals.  Also included was a $46 million charge to Equity in Net Loss of Affiliates representing CPChem’s share of an impairment charge recorded by Phillips Sumika Polypropylene Company (Phillips Sumika), an equity affiliate, adjusted for the difference between CPChem’s carrying value of its investment in Phillips Sumika and CPChem’s equity in its net assets.  These and other similar types of net charges totaled $162 million in the aggregate in 2001.

Six Months Ended December 31, 2000

Ethylene and polyethylene margins deteriorated, as sales prices fell on decreased demand and increased operating capacity in the industry.  Product costs increased due to higher feedstock, fuel and utility costs.  Ethylene production was adversely impacted during August and September 2000 by an unexpected production interruption at CPChem’s Port Arthur facility that resulted from a loss of steam provided by a third-party supplier.  Ethylene production was also impacted in December 2000 as a result of a decision to shut down two units at the Sweeny facility for inventory control purposes.  Polyethylene production was reduced in December 2000 to control inventory levels and minimize the purchase of high-cost feedstocks.

Production of NAO increased during the six-month period, due primarily to the August 2000 start-up of a new 750-million-pound-per-year NAO plant at the Cedar Bayou facility.  As a result of the new plant start-up, an older 250-million-pound-per-year plant was retired in November 2000.  Included in the 2000 period results was a $14 million charge associated with the retirement of the older NAO plant.

Aromatics & Styrenics

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Income (loss) before interest and taxes	$(13)	$(172)	$(173)

2002 compared with 2001

Results for Aromatics & Styrenics improved $159 million in 2002 compared with 2001, as higher earnings from benzene and styrene were partially offset by lower earnings from paraxylene operations.  Earnings from benzene improved primarily as a result of significantly higher sales prices and volumes, and lower operating costs in 2002.  Earnings from benzene also benefited from significantly improved results from Saudi Chevron Phillips Company, an equity affiliate.  Styrene earnings improved due to higher production and sales volumes, and improved gross margins, as production at the St. James facility was restored in October 2001 following the column collapse in February 2001.  Completion of a modernization project at the St. James plant in 2002 also contributed to higher styrene production.  A high level of industry-wide plant outages experienced in the styrene market also benefited sales volume and price levels.  Paraxylene results declined due to lower feedstock margins, primarily attributable to lower selling prices.  Cumene results declined as a result of higher product costs, partially offset by higher selling prices.  The force majeure status of CPChem’s K-Resin® styrene-butadiene copolymer (SBC) plant at the Houston Chemical Complex was lifted on May 1, 2002 following a successful phased-in start-up.

Results in 2002 included the reversal of a $25 million lower-of-cost-or-market inventory reserve established in the fourth quarter of 2001.  A similar reserve was not established at December 31, 2002 due to improved market conditions and prices.  Results also benefited in 2002 from lower depreciation and operating expenses due to the impairment and subsequent retirement of benzene and cyclohexane assets at the Puerto Rico facility in December 2001.  The shutdown of the motor fuels reformer at the Puerto Rico facility in March 2001 also contributed to improved results in 2002.

Results in 2002 also included a $12 million charge related to the retirement of obsolete equipment at CPChem’s Pascagoula, Mississippi facility and a $6 million pension plan curtailment charge related to enhanced benefits granted to terminated employees at CPChem’s Puerto Rico facility.  Also included were $9 million of benefits related to business interruption and property casualty insurance claim settlements recorded in the fourth quarter and a $5 million charge for the retirement of equipment rendered obsolete as a result of the modernization project at the St. James, Louisiana styrene plant.  In addition, results included $4 million of accelerated depreciation related to the planned closure of the UDEX unit at CPChem’s Port Arthur facility.  Approximately $8 million of accelerated depreciation related to the unit will be recorded in 2003.  These and other similar types of net charges totaled $18 million in the aggregate in 2002.

Included in 2001 results was a $110 million benefit, recorded as Other Income, in connection with the settlement of a business interruption insurance claim associated with a March 2000 incident at the Houston Chemical Complex K-Resin facility.  Production of K-Resin SBC was idled in March 2000 as the result of an accident and fire at the plant.  The plant began a successful phased-in start-up in the fourth quarter of 2001 and the force majeure status of the plant was lifted in May 2002.  Results in 2001 also included costs associated with a column collapse at the St. James facility in February 2001 and a $42 million asset impairment charge related to the Puerto Rico facility.  The impairment charge was necessitated by the outlook for future margin conditions at that time.  The present value of projected future cash flows was used to determine fair value.  In addition, a $17 million charge to depreciation expense, included as a component of Cost of Goods Sold, was recorded in December 2001 to permanently retire the benzene and cyclohexane plant assets in Puerto Rico based on the decision to discontinue such production in Puerto Rico.  As a result, the workforce was reduced to a level necessary to support only the paraxylene operations at the Puerto Rico facility once operations resume.  Paraxylene operations at the Puerto Rico facility were idle during 2002 and are in the process of being reconfigured.  It is currently anticipated that the paraxylene operations will resume in the third quarter of 2003.  These and other similar types of charges resulted in a net benefit of $15 million in the aggregate in 2001.

Six Months Ended December 31, 2000

Prices for Aromatics & Styrenics products were depressed due to overcapacity in the industry.  Additionally, feedstock and utility costs rose due to energy prices reaching historically high levels, resulting in lower margins.  Demand for these derivatives decreased during the six-month period, which resulted in a buildup of inventory by customers.  A new 220-million-pound-per-year polystyrene plant, located in China, came onstream in August 2000, adding additional production volumes for the six-month period.  During the six-month period, the K-Resin facility remained shut down as facility repairs continued following the March 2000 incident.

Earnings before interest and taxes for the six-month period ended December 31, 2000 included  $135 million of impairment charges related to CPChem’s Puerto Rico facility.  The impairment charge was necessitated by the outlook for future margin conditions at that time and a shift in the strategic direction for the facility.  The present value of projected future cash flows was used to determine fair value.

Specialty Products

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Income before interest and taxes	$40	$31	$12

2002 compared with 2001

Income before interest and taxes for Specialty Products was $40 million in 2002 compared with $31 million in the prior year.  Higher earnings in 2002 from RytonTM polyphenylene sulfide polymers and compounds were due to increased sales volumes and improved margins.  Lower earnings from other specialty chemicals were attributable to decreased sales prices and volumes, partially offset by lower feedstock costs.  Results in 2001 included a $3 million benefit related to the settlement of a business interruption insurance claim associated with the March 2000 incident at the Houston Chemical Complex facility.

Six Months Ended December 31, 2000

Production and sales volumes for Specialty Products increased during the six-month period, while sales prices remained steady.  Margins deteriorated towards the end of the period due to higher feedstock and energy costs.

Corporate and Other

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Income (loss) before interest and taxes	$(25)	$(29)	$(39)

Income before interest and taxes included $9 million of net charges in 2001 and $12 million of net charges in 2000 primarily associated with workforce reductions.

Interest expense.  Interest expense totaled $66 million in 2002 and $104 million in 2001.  The decrease primarily resulted from lower average debt balances and lower average interest rates, primarily on the commercial paper and trade receivables securitization programs.  Interest rates under the commercial paper program averaged 2.20% during 2002, 5.01% during 2001 and 6.91% during the six-month period ended December 31, 2000.  Interest expense totaled $65 million in the six-month period ended December 31, 2000.

Income Taxes.  Income tax expense totaled $6 million in 2002, $49 million in 2001 and $28 million in the six-month period ended December 31, 2000.  CPChem is treated as a flow-through entity for federal income tax purposes, whereby each member is taxable on its respective share of income and losses.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.

In 2001, CPChem increased its valuation allowance related to its Puerto Rican subsidiary’s deferred tax assets by $44 million.  The increase in the valuation allowance, charged to income tax expense, was necessitated, in part, by the ConocoPhillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of the Puerto Rican subsidiary’s pre-merger net operating losses.  The valuation allowance was also increased as a result of a change in the outlook for future margin conditions at that time.

In the six months ended December 31, 2000, a valuation allowance of $45 million was recorded against the Puerto Rican subsidiary’s deferred tax assets because it was viewed as unlikely at the time that the Puerto Rico facility would generate sufficient future taxable income to fully utilize such tax benefit.

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

Production in the first half of 2000 was slightly below 1999 levels.  Styrene and NAO production were lower due to a planned turnaround at the St. James, Louisiana styrene facility and Cedar Bayou NAO plant operational problems.  Benzene production remained high on a record run for an Aromax® I catalyst charge at Pascagoula.

Phillips Petroleum Company’s Chemicals Business Results of Operations

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

During the six-month period ended June 30, 2000, the business experienced higher ethylene margins and production volumes, as well as increased propylene, other chemicals, and plastic pipe margins and volumes.  The second quarter of 2000 was negatively impacted by the expiration of the business’ composition of matter patents on crystalline polypropylene in March, which led to lower licensing income.  Earnings from the K-Resin business were also lower during the period.  In late March 2000, the K-Resin facility was damaged by an explosion and fire, and the facility was idled.

CPChem Outlook

While North American commodity chemicals showed signs of demand growth in 2002, primarily in the first half of the year, annual consumption did not recover to levels experienced in 2000.  Geopolitical issues associated with Iraq, North Korea and Venezuela have created a resurgence in energy price increases and volatility, and heightened uncertainty among consumers, which threatens both U.S. and key trading partners’ economic recoveries going into 2003.

Near term, the chemicals industry will continue to be challenged to effectively utilize capacity and manage costs, while at the same time addressing the need for margin improvement, as energy-driven feedstock prices rise.  Absent protracted conflicts in energy-producing regions, it is anticipated that chemical demand will continue to recover in 2003 in relation to economic growth.  At the same time, announced and anticipated industry capacity reductions, coupled with the lack of near-term new investment, should help alleviate some of the excess capacity in the industry and promote future margin improvements as operating rates trend up.

CPChem is addressing prevailing market conditions by continuing to ensure safe and reliable operations, while at the same time focusing on cost stewardship, improving efficiencies and prudently managing its assets.  New world-scale investments in feedstock-advantaged regions with access to growing markets are expected to enhance future earnings.

A 700-million-pound-per-year, high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Baytown, Texas, owned equally by CPChem and BP Solvay Polyethylene North America (BP Solvay), is currently undergoing commissioning.  CPChem and BP Solvay will each market their own share of production from the plant.

Construction of the Q-Chem complex, a project in which CPChem owns a 49% interest, is nearing completion and is currently undergoing commissioning.

CPChem Liquidity and Capital Resources

Contractual Obligations

As of December 31, 2002, in millions	Total		<1 year	1-3 years	3-5 years	>5 years

Secured borrowings (accounts receivable securitization)	$290		$290	$—	$—	$—
Commercial paper	185	*	—	—	—	185	*
Long-term debt	1,000		—	—	500	500
Other debt, including current portion	14		4	2	2	6
Operating lease obligations	244		28	54	67	95
Members’ preferred interests	250		—	250	—	—
Advances to Q-Chem (estimated)	170		170	—	—	—
Total	$2,153		$492	$306	$569	$786

* Assumes maintaining the current ability to re-issue upon maturity.

CPChem has no unconsolidated limited-purpose or special-purpose entities, and therefore, has no other legal obligations that might be associated with entities of this nature, such as the purchase of such entities’ capital stock or assets, the issuance of securities pursuant to a call option held by such entities or the financial support for such entities’ non-performance in a commercial arrangement.

CPChem’s cash balance at December 31, 2002 was $39 million, of which $30 million was held by foreign subsidiaries, compared with a $111 million cash balance at December 31, 2001, of which $37 million was held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances through effective management of its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities in 2002 totaled $335 million, compared with $332 million during 2001.  Excluding working capital changes, cash provided by operating activities increased to $253 million in 2002 compared with $92 million in 2001.  Operating activities in 2001 included $169 million of net proceeds received from the settlement of a business interruption insurance claim associated with the March 2000 incident at the Houston Chemical Complex K-Resin plant.  Operating activities generated $92 million during the six-month period ended December 31, 2000.  Excluding changes in working capital, operating activities generated $69 million in the 2000 period.

Investing Activities

Capital and investment expenditures

Millions

Olefins & Polyolefins

Aromatics & Styrenics

Specialty Products

Corporate & Other

Consolidated

Year ended December 31, 2002	$
179
		$103	$20	$12	$314
Year ended December 31, 2001	134	121	17	19	291
July 1, 2000 (inception) through December 31, 2000	not available	not available	not available	not available	112

Capital and investment expenditures in 2002 included a $45 million equity investment in Phillips Sumika.  In addition to the capital and investment expenditures, CPChem advanced Qatar Chemical Company Ltd. (Q-Chem), a CPChem equity investment, $210 million in 2002 under a subordinated loan agreement used towards the cost of construction and start-up of the Qatar complex.  No advances were made to Q-Chem during 2001 or the six-month period ended December 31, 2000.  Advances bear interest at market-based rates and, upon completion of the complex, are to be repaid from cash available after the payment of debt obligations on Q-Chem’s $750 million senior bank debt, subject to certain financial tests.  The loan is subordinate to Q-Chem’s senior bank debt.

CPChem currently expects to invest a total of approximately $235 million in capital and investment expenditures in 2003, excluding advances to Q-Chem.  Approximately $130 million is expected to be spent in Olefins & Polyolefins, $70 million in Aromatics & Styrenics, and $20 million in Specialty Products, with the remainder to be spent at the corporate level.  In addition, advances to Q-Chem during 2003 are estimated to be approximately $170 million.

Qatar Chemical Company Ltd. (Q-Chem), a 49%-owned joint venture company, was formed in 1997 to develop a world-scale petrochemical complex in Qatar in the Middle East at an estimated cost of $1.2 billion.  The facility is designed to produce 1.1 billion pounds of ethylene, 1.0 billion pounds of polyethylene and 100 million pounds of 1-hexene annually.  Construction of the Q-Chem complex began in October 1999.  The complex is currently undergoing commissioning.  At December 31, 2002, $750 million had been drawn by Q-Chem under a 1999 bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain debt service and operating reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.  CPChem will have no further obligation to make advances under the subordinated loan agreement upon completion of the facilities, as defined in the bank financing agreements.

If the project is not completed by August 2003 under the terms of the bank financing, the banks have the right to demand payment from each co-venturer on a pro rata, several basis to the extent necessary to cover the debt service requirements until August 2004.  If the project is not completed by August 2004, the banks have the right to demand repayment of all outstanding principal and interest from each co-venturer on a pro rata, several basis.  These dates may be extended for up to one year due to events of force majeure.  After the project is completed, the bank financing is non-recourse with respect to the co-venturers, with the exception of the contingent obligations described below.  CPChem anticipates that the project will be completed prior to August 2003.

In addition, after the project is completed, CPChem has agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service amount on the bank financing.  CPChem believes it is unlikely that funding under this support agreement will be required.

CPChem also agreed that, during the first 33 months of commercial operation, it will provide loans to Q-Chem if there is insufficient cash to pay the target debt service amount.  These loans are limited to an amount equal to lost operating margins resulting from sales volumes being less than 100% of design capacity.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem has entered into an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production.  CPChem has also entered into an offtake and credit risk agreement with Q-Chem, under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement.  CPChem expects that it will be able to sell all the production under the terms of the agency agreement.

Should the Q-Chem 1-hexene unit fail to operate as designed, CPChem has guaranteed to compensate Q-Chem for any economic loss of diverting surplus ethylene not used to produce 1-hexene to the HDPE units.  CPChem believes the risk of the 1-hexene unit failing to operate as designed is remote.

CPChem and Qatar Petroleum signed a joint venture agreement in June 2001 for the development of a second world-scale petrochemical project in Qatar (Q-Chem II).  In June 2002, CPChem and Qatar Petroleum amended the original Q-Chem II joint venture agreement to provide for the construction of a larger ethane cracker than was previously planned.  In connection with this change in the project scope, CPChem and Qatar Petroleum entered into a joint venture agreement in June 2002 with Atofina and Qatar Petrochemical Company to jointly develop the ethane cracker.  Final approval of the project is anticipated in mid-2004, with start-up expected in 2007.  Preliminary financing plans for the project include limited recourse loans from commercial banks and export credit agencies.

CPChem announced plans in 2002 for a 50%-owned joint venture project at Al Jubail, Saudi Arabia (the “Jubail Chevron Phillips project”).  The project, expected to cost approximately $1 billion, includes the construction of styrene and propylene facilities on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company, a 50%-owned CPChem joint venture.  The project also includes the expansion of the Saudi Chevron Phillips benzene facility.  This new benzene capacity will be used to provide feedstock for the new styrene facility.  Final approval of the project is anticipated in the fourth quarter of 2003, with operational start-up expected in 2006.  It is expected that the Jubail Chevron Phillips project will be financed primarily through limited recourse loans from Saudi Arabian government agencies and Saudi Arabian commercial banks.

Financing Activities

Cash provided by (used in) financing activities totaled $115 million during 2002, $(113) million during 2001 and $101 million in the six months ended December 31, 2000.  During 2002, commercial paper outstanding decreased $808 million, primarily with proceeds from the issuance of $500 million of 5 3/8% notes and from the sale of $250 million of Members’ Preferred Interests to ChevronTexaco and ConocoPhillips.  Commercial paper outstanding decreased $783 million in 2001 and a note payable to ChevronTexaco was repaid, mostly with proceeds from the issuance of $500 million of 7% notes and from monies received in connection with the implementation of a trade receivables securitization program.

Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes (the “5 3/8% notes”) on June 21, 2002 in a private placement.  The 5 3/8% notes are due in June 2007 and interest is payable semiannually, with the first interest payment made in December 2002.  The notes contain certain covenants, such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations, that CPChem does not consider to be restrictive to normal operations.

In accordance with obligations under the registration rights agreement entered into in connection with the notes, the LLC and the LP filed a joint registration statement on Form S-4 with the SEC to register exchange notes that have terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable.  All of the holders of these private placement notes tendered their notes for the registered exchange notes.

On August 29, 2002, CPChem entered into a $400 million 364-day credit facility and a $400 million three-year credit facility with a syndicate of banks.  Both facilities are used to provide backup committed credit for the commercial paper program.  The agreements replaced a $700 million 364-day credit agreement that expired in July 2002 and a $900 million three-year credit agreement that CPChem terminated effective upon the closing of the new credit facilities.  The current 364-day agreement provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on August 28, 2003 under the agreement.  There were no borrowings outstanding under any of the credit agreements at December 31, 2002 or 2001, nor were there any borrowings under any of the credit facilities during 2002 or the six-month period ended December 31, 2000.  CPChem borrowed funds for one day on September 12, 2001 under the $900 million credit agreement.  CPChem intends to request an extension of the expiration date of the current 364-day credit agreement or replace the existing agreements with new agreements that have substantially similar terms.

CPChem had $290 million of short-term borrowings outstanding at December 31, 2002 under its trade receivables securitization program, secured by $393 million of trade receivables.  The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding.  The trade receivables securitization agreement, which replaced a prior agreement that expired in May 2002, currently expires on May 21, 2003.  CPChem is currently negotiating the terms of an extension of the expiration date of the current agreement to May 2004.

CPChem sold $250 million of Members’ Preferred Interests on July 1, 2002, purchased 50% each by ChevronTexaco and ConocoPhillips.  Preferred distributions are cumulative at 9% per annum and are payable quarterly from cash earnings, as defined in CPChem’s Second Amended and Restated Limited Liability Company Agreement.  The securities have no stated maturity date and are redeemable quarterly, in increments of $25 million, when CPChem’s ratio of debt to total capitalization falls below a stated level.  The Members’ Preferred Interests are also redeemable at the sole option of CPChem.  There were no redemptions in 2002.

Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 7% notes in March 2001 in a private placement.  The notes are due in March 2011 and interest is payable semiannually.  Substantially all of the holders of the private placement notes tendered their notes for registered exchange notes that have terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable.  The notes contain covenants identical to the 5 3/8% notes sold in June 2002.

CPChem believes cash requirements over the next twelve months will be funded through a combination of cash on hand, cash flows from operations, commercial paper and/or future debt issuances.  CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, CPChem does not have any debt obligations whose maturities would be accelerated as the result of a credit rating downgrade.

CPChem Other

Risk and Other Factors That May Affect Future Performance

Cyclicality and Overcapacity in the Petrochemicals and Plastics Business.  The petrochemicals and plastics industry is both cyclical and volatile.  Historically, the industry has experienced alternating periods of tight supply, resulting in increased prices and profit margins.  This is typically followed by periods of substantial capacity expansion, resulting in oversupply and declining prices and profit margins.  As a result of changes in demand for products, changes in energy prices and changes in economic conditions around the world, CPChem’s profit margins may fluctuate, not only from year to year, but also from quarter to quarter.

Currently, industry-wide capacity expansions have also contributed to a decline in the profit margin of some of CPChem’s products.  There can be no guarantee that future growth in product demand will be sufficient to utilize this additional capacity.  Fluctuations in capacity and supply can cause volatility in profit margins.

Feedstock costs and other external factors.  Due to the overall commodity nature of the products CPChem sells, market position cannot necessarily be protected by product differentiation or by passing on cost increases to customers.  Accordingly, price increases in raw materials and other costs may not correlate with changes in the prices received for products.  Feedstock prices can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems.  Other external factors that can cause volatility in feedstock prices, as well as demand for products, product prices and volumes, and margin deterioration, include general economic conditions, the level of business activity in industries that use CPChem’s products, competitors’ actions, energy prices, domestic and international events and circumstances, product and process technology changes, currency fluctuations and governmental regulation in the United States and abroad.

Although CPChem produces feedstocks to meet a portion of its demand and has long-term feedstock supply contracts with affiliates of its parents and others, CPChem is still subject to volatile feedstock prices.  Extreme price volatility, such as that currently being experienced and as was experienced at the beginning of the fourth quarter of 2000, can result in the need to temporarily idle or curtail production units.

Environmental, Health and Safety.  The chemicals and plastics business is highly regulated, subject to increasingly stringent laws and regulations addressing environmental, health and safety matters.  Such matters include, but are not limited to, air pollutant emissions, discharge of treated wastewater, stormwater runoff, solid waste management, workplace safety, and contamination. Violations of these laws and regulations often result in monetary penalties and corrective action, but depending on the severity of the violation, could result in substantial fines, criminal sanctions, permit revocation and/or facility shutdowns.

Under some laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”), the Resource Conservation and Recovery Act of 1976 and the laws of many states, CPChem may be subject to joint and several liability regarding environmental contamination on or from properties that it previously owned or operated or currently owns or operates.  CPChem may also be subject to liability for contaminated properties where it has disposed of or arranged for disposal of hazardous substances, or where feedstocks or products that contained hazardous substances have been spilled or released.  Depending on the circumstances, such liabilities may involve, for example, investigation or clean-up costs, claims for damages to natural resources or punitive damage claims.  In addition, CPChem may be the subject of third-party tort claims seeking compensatory and punitive damages for alleged impacts on human health or the environment.  These liabilities and claims could result in substantial costs to CPChem.

CPChem incurs, and expects to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair pollution control equipment.  By 2007, industrial facilities in the Texas Gulf Coast region, including facilities CPChem owns, will require modification and the installation of additional control equipment to comply with regulations relating to nitrogen oxide (NOx) emissions, which apply generally to industries in this area.  This equipment, which will need to be installed well in advance of the 2007 deadline, is expected to require capital expenditures of approximately $100 million.  CPChem also anticipates that new regulations will be issued concerning releases of highly-reactive volatile organic compounds (HRVOC’s), but cannot at this time assess capital expenditure or operating cost impacts.

In addition, new laws and regulations, the stricter enforcement of, or changes to, existing laws and regulations, the discovery of previously unknown contamination or the imposition of new disposal or cleanup requirements could in the future require CPChem to incur costs, or affect its production or revenues, in ways that could have a negative effect on its financial condition or results of operations.  Therefore, there can be no assurance that material capital expenditures, costs, or operating expenses beyond those currently anticipated will not be required under applicable environmental, health, and safety laws and regulations, or that developments with respect to such laws and regulations will not adversely affect production or revenues.

There are risks associated with the production of chemicals and plastics, such as operational hazards and unforeseen interruptions caused by events beyond CPChem’s control.  These include accidents, breakdowns or failures of equipment or processes, acts of terrorism and other catastrophic events.  These events can result in injury or loss of life and extensive property or environmental damage.  In addition, the handling of chemicals has the potential for serious impacts on human health and the environment.  Liabilities incurred and interruptions in operations caused by these events have the potential to materially affect consolidated results of operations, financial position and liquidity.  While CPChem maintains general and business interruption insurance, insurance proceeds may not be adequate to fully cover substantial liabilities incurred, lost revenues or increased expenses.

International Operations.  International operations are exposed to political, economic and regulatory risks not faced by businesses that operate solely in the United States.  A portion of CPChem’s operations are outside the continental United States, with manufacturing facilities in existence or under construction in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Assets located outside of the U.S. as of December 31, 2002 totaled $893 million and net sales from non-U.S. operations were $711 million in 2002.  These international operations are subject to risks similar to those affecting CPChem’s U.S. operations in addition to a number of other risks, including difficulties in enforcing contractual and intellectual property rights, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates.  Other risks include, but are not limited to, exposure to different legal standards, impositions or increases of investment and other demands by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability, and difficulties in staffing and managing operations, particularly in remote locations.  In addition, the escalation of political tensions in the Middle East and North Korea, including the possible onset of military actions by the United States and others, could have a material adverse effect on CPChem’s business.

Foreign Currency Risk.  Internationally, CPChem operates facilities in eight countries and sells product in many other countries, resulting in transactions denominated in various currencies.  As such, CPChem is exposed to foreign currency risk to the extent there are devaluations and fluctuations in the exchange rates of the local currencies of those countries against the U.S. dollar and other foreign currencies which may adversely affect revenues and margins.  The potential foreign currency transaction gain or loss from a hypothetical 10% change in the exchange rates of those local currencies against the U.S. dollar at December 31, 2002 was approximately $10 million in the aggregate.

Interest Rate Risk.  Because CPChem’s commercial paper obligations have maturities of 90 days or less and are generally reissued upon maturity, the debt is considered variable-rate based.  The secured debt issued in connection with the accounts receivable securitization program is also variable-rate based.  A hypothetical 100 basis point change (a one percentage point change) in the weighted average interest rates of the outstanding balances at December 31, 2002 of these debt instruments would impact interest expense by approximately $5 million annually in the aggregate.

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

As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

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

New Accounting Pronouncements

CPChem adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  Implementation of this standard did not have a material effect on consolidated results of operations, financial position or liquidity.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets.  This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable.  That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated.  The liability is adjusted each reporting period for accretion, with a charge to the statement of operations.  CPChem implemented SFAS No. 143 effective January 1, 2003.  CPChem believes that the implementation of this new standard will not have a material impact on consolidated results of operations or financial position.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability occurs, and that the liability be measured initially at fair value.  The liability is adjusted each reporting period for accretion, with a charge to the statement of operations.  This statement replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  CPChem will apply SFAS No. 146 to exit or disposal activities initiated on or after January 1, 2003.

Approval of Services of Independent Auditors

In accordance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of CPChem’s Board of Directors approved the performance of certain audit and non-audit services by CPChem’s independent auditors, Ernst & Young LLP.  These engagements are primarily for tax-related compliance and advisory services, annual audits of benefit plans, and statutory audits of CPChem’s subsidiaries.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – CPChem Other.”

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Chevron Phillips Chemical Company LLC

Report of Management	36
Report of Independent Auditors	37
Consolidated Statement of Operations for the years ended December 31, 2002 and 2001, and the period July 1, 2000 (inception) through December 31, 2000	38
Consolidated Balance Sheet at December 31, 2002 and December 31, 2001	39
Consolidated Statement of Members’ Capital for the years ended December 31, 2002 and 2001, and the period July 1, 2000 (inception) through December 31, 2000	40
Consolidated Statement of Cash Flows for the years ended December 31, 2002 and 2001, and the period July 1, 2000 (inception) through December 31, 2000	41
Notes to Consolidated Financial Statements	42
Selected Quarterly Financial Data (Unaudited)	69

The following financial information of Phillips Petroleum Company’s Chemicals Business and Chevron Chemical Company C Chem Business (the businesses contributed to form Chevron Phillips Chemical Company LLC) is presented for informational purposes only.  The results of these contributed businesses presented, when combined, are not intended to and do not represent pro forma results of Chevron Phillips Chemical Company LLC, nor do the results necessarily reflect results that would have been achieved had the contributed businesses been combined for the periods presented.

Phillips Petroleum Company’s Chemicals Business

Report of Independent Auditors

70

Combined Statement of Income for the six months ended June 30, 2000

71

Combined Statement of Cash Flows for the six months ended June 30, 2000

72

Combined Statement of Parent Company Investment and Accumulated Comprehensive Income for the six months ended June 30, 2000

73

Notes to Combined Financial Statements

74

Chevron Chemical Company C Chem Business

Report of Independent Accountants

83

Combined Statement of Income for the six months ended June 30, 2000

84

Combined Statement of Changes in Owner’s Net Investment for the six months ended June 30, 2000

85

Combined Statement of Cash Flows for the six months ended June 30, 2000

86

Notes to Combined Financial Statements

87

Report of Management

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Chevron Phillips Chemical Company LLC (CPChem).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where necessary, amounts that are based on management’s best estimate and judgment.

Management is also responsible for maintaining an internal control structure designed to provide reasonable assurance that CPChem’s assets are safeguarded from unauthorized use and that transactions are recorded properly to permit the preparation of accurate financial information.  Such internal control structure is based upon established policies and procedures and is monitored by an internal audit department that conducts a program of internal audits and independently assesses the effectiveness of internal controls.  Management believes that the system of internal controls in place at December 31, 2002 provides reasonable assurance that the books and records accurately reflect the transactions of CPChem and there has been compliance with established policies and procedures.

The Audit Committee of the Board of Directors meets regularly with members of management, the internal auditors and the independent auditors to discuss the adequacy of CPChem’s internal controls, results of internal audits, the independent auditors’ findings and opinion, financial information and related matters.  Both the independent auditors and the internal auditors have free and direct access to the Audit Committee, with and without management present.

/s/ James L. Gallogly	/s/ C. Kent Potter	/s/ Greg G. Maxwell
James L. Gallogly	C. Kent Potter	Greg G. Maxwell
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Vice President and Controller

January 31, 2003

Report of Independent Auditors

To the Board of Directors of Chevron Phillips Chemical Company LLC:

We have audited the accompanying consolidated balance sheets of Chevron Phillips Chemical Company LLC and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, members’ capital, and cash flows for each of the two years in the period ended December 31, 2002 and for the period July 1, 2000 (inception) through December 31, 2000.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chevron Phillips Chemical Company LLC and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 and for the period July 1, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Houston, Texas
January 31, 2003

Chevron Phillips Chemical Company LLC

Consolidated Statement of Operations

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Revenue
Net sales	$5,389	$5,871	$3,402
Equity in income (loss) of affiliates, net	22	(65)	(3)
Other income	62	204	64
Total revenue	5,473	6,010	3,463

Costs and Expenses
Cost of goods sold	4,986	5,733	3,171
Selling, general and administrative	399	509	290
Asset impairments	6	44	137
Research and development	47	60	23
Total costs and expenses	5,438	6,346	3,621

Income (Loss) Before Interest and Taxes	35	(336)	(158)

Interest income	7	9	10
Interest expense	(66)	(104)	(65)

Income (Loss) Before Taxes	(24)	(431)	(213)

Income taxes	(6)	(49)	(28)

Net Income (Loss)	(30)	(480)	(241)

Distributions on members’ preferred interests	(11)	—	—

Income (Loss) Attributed to Members’ Interests	$(41)	$(480)	$(241)

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Balance Sheet

	December 31,
Millions	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$39	$111
Accounts receivable, net – trade	746	674
Accounts receivable, net – affiliates	51	108
Inventories	702	638
Other current assets	23	20
Total current assets	1,561	1,551

Property, plant and equipment	7,607	7,515
Less: accumulated depreciation	3,657	3,532
Net property, plant and equipment	3,950	3,983

Investments in and advances to affiliates	515	238
Other assets and deferred charges	83	88

Total Assets	$6,109	$5,860

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable – trade	$488	$335
Accounts and note payable – affiliates	108	114
Accrued income and other taxes	53	57
Accrued salaries, wages and benefits	84	89
Secured borrowings and other debt	294	200
Other current liabilities	24	25
Total current liabilities	1,051	820

Long-term debt	1,190	1,507
Other liabilities and deferred credits	117	99

Total liabilities	2,358	2,426

Members’ preferred interests	250	—

Members’ capital	3,494	3,450
Accumulated other comprehensive income (loss)	7	(16)

Total Liabilities and Members’ Equity	$6,109	$5,860

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Members’ Capital

Millions	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Contributions from Members on July 1, 2000, net of Adjustments	$5,747	$—	$5,747

Net income (loss)	(241)	—	(241)
Foreign currency translation adjustments	—	(6)	(6)
Total comprehensive income (loss)			(247)
Member contributions	35	—	35
Distributions to members	(1,692)	—	(1,692)

Balance on December 31, 2000	3,849	(6)	3,843

Net income (loss)	(480)	—	(480)
Foreign currency translation adjustments	—	(10)	(10)
Total comprehensive income (loss)			(490)
Member contributions	101	—	101
Distributions to members	(20)	—	(20)

Balance on December 31, 2001	3,450	(16)	3,434

Net income (loss)	(30)	—	(30)
Foreign currency translation adjustments	—	23	23
Total comprehensive income (loss)			(7)
Member contributions	86	—	86
Distributions on members’ preferred interests	(11)	—	(11)
Other distributions to members	(1)	—	(1)

Balance on December 31, 2002	$3,494	$7	$3,501

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Cash Flows

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Cash Flows From Operating Activities
Net income (loss)	$(30)	$(480)	$(241)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	291	381	151
Asset impairments	6	44	137
Deferred income taxes	—	44	27
Undistributed equity in losses (income) of affiliates, net	(6)	67	3
Changes in operating working capital
Decrease (increase) in accounts receivable	3	242	(62)
Decrease (increase) in inventories	(54)	234	(153)
Decrease (increase) in other current assets	1	(3)	3
Increase (decrease) in accounts payable	142	(333)	256
Increase (decrease) in accrued income and other taxes	(4)	13	(8)
Increase (decrease) in other current liabilities	(6)	87	(13)
Total changes in operating working capital	82	240	23
Other operating cash flow activity	(8)	36	(8)
Net cash flows provided by operating activities	335	332	92

Cash Flows From Investing Activities
Capital and investment expenditures	(314)	(291)	(112)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	(210)	—	—
Decrease in other investments	2	27	—
Net cash flows used in investing activities	(522)	(264)	(112)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	(808)	(783)	1,784
Increase in secured borrowings, net	91	199	—
Increase (decrease) in note payable to member, net	—	(50)	50
Proceeds from the issuance of other debt, net	500	509	—
Advance from member	—	—	70
Proceeds from the issuance of members’ preferred interests	250	—	—
Contributions from (distributions to) members, net	75	25	(1,686)
Post-closing adjustments from (to) members, net	7	(13)	(117)
Net cash flows provided by (used in) financing activities	115	(113)	101

Net Increase (Decrease) in Cash and Cash Equivalents	(72)	(45)	81
Cash and Cash Equivalents at Beginning of Period	111	156	75
Cash and Cash Equivalents at End of Period	$39	$111	$156

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$73	$88	$16
Cash paid for income taxes	$7	$4	$4

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Consolidated Financial Statements

Note 1.          Formation and Nature of Operations

On July 1, 2000, Chevron Corporation, now ChevronTexaco Corporation (ChevronTexaco), and Phillips Petroleum Company, now ConocoPhillips, combined their worldwide chemicals and plastics businesses, excluding ChevronTexaco’s Oronite additives business, into a new company, Chevron Phillips Chemical Company LLC.  The company, through its subsidiaries, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Chevron Phillips Chemical Company LLC is a limited liability company formed under Delaware law, owned 50% each by ChevronTexaco and ConocoPhillips (collectively, the “members”).  For accounting purposes, the combination was accounted for on the historical basis of the assets and liabilities contributed.

The company is governed by a Board of Directors currently comprised of six representatives under the terms of a limited liability company agreement.  ChevronTexaco and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of CPChem are non-voting representatives.  Certain major decisions and actions require the unanimous approval of the voting representatives.

Note 2.          Summary of Significant Accounting Policies

Basis of Financial Statements – The accompanying consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”).  All significant intercompany investments, accounts and transactions have been eliminated in consolidation.  Investments in affiliates in which CPChem owns 20% to 50% of the voting control are accounted for using the equity method.  Other securities and investments, if any, are carried at the lower of cost or market.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Estimates, Risks and Uncertainties – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

Accounts receivable is shown net of a $7 million allowance for estimated non-recoverable amounts at December 31, 2002 and net of a $6 million allowance at December 31, 2001.

CPChem has manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  There are varying degrees of risk and uncertainty in each of these countries.  CPChem insures its business and assets against insurable risk in a manner it deems appropriate.  Because of the diversity of its operations, CPChem believes any loss incurred from a noninsurable event in any one business or country would not have a material adverse effect on operations as a whole.

Revenue Recognition – CPChem follows the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Sales of petrochemicals, plastics, natural gas liquids and other items, including by-products, are recorded when title passes to the customer.  Revenues from royalties for licensed technology are generally recorded based on volumes produced by the licensee.  Sales are presented net of discounts and allowances.  Freight costs billed to customers are recorded as a component of revenue.

Cash and Cash Equivalents – Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from date of purchase.

Inventories – Product inventories are valued at the lower of cost or market, aggregated at the segment level for dollar-value, last-in, first-out (LIFO) pools.  For U.S. operations, cost is primarily determined using the LIFO method.  Lower-of-cost-or-market write-downs for LIFO-valued inventories are generally considered temporary.  For operations outside the United States, product inventories are valued using a combination of the first-in, first-out (FIFO) and weighted average methods.  Materials and supplies inventories are carried at average cost.

Property, Plant and Equipment – Property, plant and equipment (PP&E) is stated at cost.  PP&E is comprised of assets, defined as property units, with an economic life beyond one year.  Initial contributions of PP&E from ChevronTexaco and ConocoPhillips were recorded at their book values.  Asset categories are used to compute depreciation and amortization using the straight-line method over the associated future useful lives.

Impairment of Assets – Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally at a product line level.  If, upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  The fair values of impaired assets are determined based on quoted market prices in active markets, if available, or on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group.

The expected future cash flows used for impairment reviews and related fair value calculations are based on projected production and sales volumes, prices and costs, considering all available evidence at the date of review.

Maintenance and Repairs – Maintenance and repair costs, including turnaround costs of major producing units, that are not considered to be significant improvements are expensed as incurred.

Research and Development Costs – Research and development costs are expensed as incurred.

Property Dispositions – Assets that are no longer in service and for which there is no contemplated future use by the company are retired.  When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in income.

Environmental Costs – Environmental expenditures are expensed or capitalized as appropriate, depending on future economic benefit.  Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefit are expensed.  Liabilities for expenditures are recorded on an undiscounted basis when environmental assessments or claims are probable and the costs can be reasonably estimated.  Expenditures that create future benefits or that contribute to future revenue generation are capitalized.

Capitalization of Interest – Interest costs incurred to finance projects of at least $75 million and that are longer than one year in duration, and interest costs associated with investments in equity affiliates that have their planned principal operations under construction, are capitalized until commercial production begins.  Capitalized interest is amortized over the life of the associated asset.  Unamortized capitalized interest totaled $44 million at December 31, 2002 and $39 million at December 31, 2001.  Interest costs capitalized during 2002 totaled $7 million, including $5 million associated with CPChem’s investment in Qatar Chemical Company Ltd. (Q-Chem).  No interest costs were capitalized during 2001 or the period July 1, 2000 through December 31, 2000.

Income Taxes – CPChem is treated as a flow-through entity for federal income tax purposes whereby each member is taxable on its respective share of income and losses.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.  CPChem follows the liability method of accounting for these income taxes.

Comprehensive Income (Loss) – CPChem’s only item of other comprehensive income (loss) resulted from the translation into U.S. dollars of the financial statements of foreign subsidiaries and corporate joint ventures whose functional currencies are not the U.S. dollar.

Accounting Pronouncements – CPChem adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  Implementation of this standard did not have a material effect on consolidated results of operations, financial position or liquidity.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets.  This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable.  That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated.  The liability is adjusted each reporting period for accretion, with a charge to the statement of operations.  CPChem adopted SFAS No. 143 effective January 1, 2003.  CPChem believes that the implementation of this new standard will not have a material impact on consolidated results of operations or financial position.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability occurs, and that the liability be measured initially at fair value.  The liability is adjusted each reporting period for accretion, with a charge to the statement of operations.  This statement replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  CPChem will apply SFAS No. 146 to exit or disposal activities initiated on or after January 1, 2003.

Note 3.          Transactions with Affiliates

Significant transactions with affiliated parties were as follows:

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Net sales (a)	$659	$799	$412
Other income	32	22	14
Cost of goods sold (b,c)	1,148	1,310	923
Selling, general and administrative (c,d)	28	64	143

(a)          CPChem sells ethylene residue gas to ConocoPhillips’ crude oil refining operations, specialty chemicals, alpha olefin products and Aromatics & Styrenics by-products to ChevronTexaco, and feedstocks and various services to non-consolidated equity companies, all at prices that approximate market.

(b)         ConocoPhillips sells CPChem natural gas liquids feedstocks for olefins products, and provides common facility services such as steam generation, waste and water treatment, and warehouse facilities.  CPChem purchases feedstocks from ChevronTexaco for CPChem’s Aromax® and paraxylene units at Pascagoula, Mississippi.  In addition, ChevronTexaco provides common facility and manufacturing services at CPChem’s Pascagoula facility.

(c)          ConocoPhillips and ChevronTexaco provide various services to CPChem under services agreements.

(d)         Includes billings in 2002 to Qatar Chemical Company Ltd. (Q-Chem), an equity affiliate, credited to expense.

Phillips Petroleum Company and Conoco, Inc. consummated their merger on August 30, 2002, forming ConocoPhillips.  For the purposes of this report, Conoco, Inc. and its majority-owned subsidiaries were considered to be affiliates as of that date.

Services provided under services agreements with ChevronTexaco and ConocoPhillips included activities such as engineering consultation, research and development, laboratory services, environmental management services, security services and pipeline operating services.

Due to an incident at ConocoPhillips’ K-Resin® styrene-butadiene copolymer plant in March 2000 (before CPChem was formed), the K-Resin facility that was contributed to CPChem was idled.  Under the contribution agreement, upon formation of CPChem, ConocoPhillips agreed to indemnify CPChem for all physical loss or damage to the facility.  In addition, ConocoPhillips advanced CPChem $70 million in 2000.  Pursuant to the agreement, a certain portion of the advance would be re-characterized as a member contribution each month until the plant met a pre-established production threshold.  Accordingly, $35 million of the advance was recorded as Member Contributions during the six months ended December 31, 2000 and the remaining $35 million was recorded as Member Contributions during 2001.  During 2002, ConocoPhillips contributed $38 million as a result of K-Resin production threshold shortfalls.  In addition, ConocoPhillips agreed in 2002 to make a member contribution of $22 million to compensate for K-Resin’s failure to meet pre-established earnings targets.  This contribution was recorded as a receivable from an affiliate at December 31, 2002, and was subsequently received by CPChem in 2003.

CPChem borrowed $50 million from ChevronTexaco in December 2000 and an additional $50 million in February 2001 under a $100 million credit agreement.  Both borrowings were repaid in March 2001 with a portion of the proceeds from the issuance of private placement notes, and the credit agreement with ChevronTexaco was terminated.

Note 4.          Business Interruption Insurance Settlement

An agreement was reached in 2001 among ConocoPhillips and various insurers to settle the business interruption insurance claim associated with the March 2000 incident at CPChem’s (formerly ConocoPhillips’) Houston Chemical Complex K-Resin styrene-butadiene copolymer plant.  After adjusting for previously accrued claims, in 2001, CPChem recognized $113 million in Other Income ($110 million in Aromatics & Styrenics and $3 million in Specialty Products) in connection with the settlement.  In addition, ConocoPhillips agreed in 2002 to reimburse CPChem an additional $5 million related to the incident.  This was recorded as Other Income in the fourth quarter of 2002 and is included in receivables from affiliates at December 31, 2002.  The reimbursement was subsequently received by CPChem in 2003.

Note 5.          Inventories

Inventories were as follows:

	December 31,
Millions	2002	2001
LIFO inventories
Olefins & Polyolefins	$332	$300
Aromatics & Styrenics	150	112
Specialty Products	48	58
Total LIFO inventories	530	470
Non-LIFO inventories
Olefins & Polyolefins	52	66
Aromatics & Styrenics	37	31
Specialty Products	35	27
Total non-LIFO inventories	124	124
Materials, supplies and other	48	44
Total inventories	$702	$638

A lower-of-cost-or-market inventory reserve was established in 2001 to adjust Aromatics & Styrenics’ domestic dollar-value LIFO pool inventories to current net realizable value, resulting in a 2001 charge of approximately $25 million.  Market conditions and prices improved in 2002, therefore, a similar reserve was not established at December 31, 2002.

The excess of replacement cost over book value of product inventories valued under the LIFO method was $147 million at December 31, 2002 and $29 million at December 31, 2001 (including the dollar-value LIFO reserve).

Note 6.          Investments in and Advances to Affiliates

CPChem’s investments in its affiliates, who are also engaged in the manufacturing and marketing of petrochemicals and plastics, are accounted for using the equity method.  The carrying amounts of these investments were as follows:

		December 31,
Millions	Ownership	2002	2001
Qatar Chemical Company Ltd. (Q-Chem)	49%	$206	$—
Saudi Chevron Phillips Company	50%	148	122
Chevron Phillips Singapore Chemicals (Private) Limited	50%	49	43
Phillips Sumika Polypropylene Company	60%*	49	10
K R Copolymer Co., Ltd.	60%	45	47
Shanghai Golden Phillips Petrochemical Co.	40%	18	16
Total investments		$515	$238

*  Profit/loss sharing percentage.

Phillips Sumika Polypropylene Company (Phillips Sumika) and K R Copolymer Co., Ltd. are not consolidated because CPChem does not have majority voting control of these entities.  Dividends received from equity investments totaled $16 million in 2002 and $2 million in 2001.  No dividends were received in the period July 1, 2000 through December 31, 2000.  Additional equity contributions to Phillips Sumika were made by its partners in 2002, with CPChem’s share being $45 million.  Phillips Sumika used a portion of the proceeds to satisfy an outstanding feedstock payable to CPChem.

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1997 to develop a world-scale petrochemical complex in Qatar in the Middle East at an estimated cost of $1.2 billion.  The facility is designed to produce 1.1 billion pounds of ethylene, 1.0 billion pounds of polyethylene and 100 million pounds of 1-hexene annually.  Construction of the Q-Chem complex began in October 1999.  The complex is currently undergoing commissioning.  At December 31, 2002, $750 million had been drawn by Q-Chem under a 1999 bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain debt service and operating reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.

CPChem advanced Q-Chem $210 million in 2002 under the subordinated loan agreement.  No advances were made to Q-Chem during 2001 or the six-month period ended December 31, 2000.  Advances bear interest at market-based rates and, upon completion of the complex, are to be repaid from cash available after the payment of debt obligations on Q-Chem’s $750 million senior bank debt, subject to certain financial tests.  The loan is subordinate to Q-Chem’s senior bank debt.  CPChem expects to advance approximately $170 million to Q-Chem in 2003 under the subordinated loan agreement.  CPChem will have no further obligation to make advances under the subordinated loan agreement upon completion of the facilities, as defined in the bank financing agreements.

If the project is not completed by August 2003 under the terms of the bank financing, the banks have the right to demand payment from each co-venturer on a pro rata, several basis to the extent necessary to cover the debt service requirements until August 2004.  If the project is not completed by August 2004, the banks have the right to demand repayment of all outstanding principal and interest from each co-venturer on a pro rata, several basis.  These dates may be extended for up to one year due to events of force majeure.  After the project is completed, the bank financing is non-recourse with respect to the co-venturers, with the exception of the contingent obligations described below.  CPChem anticipates that the project will be completed prior to August 2003.

In addition, after the project is completed, CPChem has agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service amount on the bank financing.  CPChem believes it is unlikely that funding under this support agreement will be required.

CPChem also agreed that, during the first 33 months of commercial operation, it will provide loans to Q-Chem if there is insufficient cash to pay the target debt service amount.  These loans are limited to an amount equal to lost operating margins resulting from sales volumes being less than 100% of design capacity.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem has entered into an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production.  CPChem has also entered into an offtake and credit risk agreement with Q-Chem, under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement.  CPChem expects that it will be able to sell all the production under the terms of the agency agreement.

Should the Q-Chem 1-hexene unit fail to operate as designed, CPChem has guaranteed to compensate Q-Chem for any economic loss of diverting surplus ethylene not used to produce 1-hexene to the HDPE units.  CPChem believes the risk of the 1-hexene unit failing to operate as designed is remote.

Aggregate summarized financial information follows:

Qatar Chemical Company Ltd. (Q-Chem)

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Revenues	$—	$—	$—
Income (loss) before income taxes	(22)	(10)	(3)
Net income (loss)	(22)	(10)	(3)

	December 31,
	2002	2001	2000
Current assets	$20	$3	$13
Noncurrent assets	940	810	427
Current liabilities	19	63	91
Noncurrent liabilities	964	751	340

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (Saudi Chevron Phillips) is a 50%-owned joint venture located in Al Jubail, Saudi Arabia.  The plant produces benzene and cyclohexane, and began production in December 1999.  Saudi Chevron Phillips Company was financed with loans from Saudi Arabian commercial banks and a government agency.  The loans are payable in installments and mature in 2009.  The co-venturers have a several obligation of up to $25 million each to fund debt service requirements in the event Saudi Chevron Phillips has insufficient cash to pay debt service.  In addition, CPChem is obligated to purchase, at market price, 100% of production from the plant less any quantities sold by Saudi Chevron Phillips in the Middle East region.  CPChem pays market price less a marketing fee for its purchases.

Aggregate summarized financial information follows:

Saudi Chevron Phillips Company

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Revenues	$313	$220	$176
Income (loss) before income taxes	44	(19)	25
Net income (loss)	44	(19)	25

	December 31,
	2002	2001	2000
Current assets	$121	$110	$153
Noncurrent assets	519	546	600
Current liabilities	88	112	104
Noncurrent liabilities	340	380	466

Other investments

Aggregate summarized financial information follows:

Other investments

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Revenues	$598	$599	$356
Income (loss) before income taxes	26	(156)	(16)
Net income (loss)	22	(160)	(17)

	December 31,
	2002	2001	2000
Current assets	$185	$174	$203
Noncurrent assets	336	343	516
Current liabilities	101	173	136
Noncurrent liabilities	105	123	178

The data above includes a $137 million impairment charge recorded by Phillips Sumika in the fourth quarter of 2001.  CPChem recorded $46 million of charges in 2001 as Equity in Net Loss of Affiliates representing its share of the impairment charge, adjusted for the difference between CPChem’s carrying value of its investment in Phillips Sumika and CPChem’s equity in its net assets.

Note 7.          Property, Plant and Equipment

Property, plant and equipment was as follows:

	December 31,
Millions	2002	2001
Olefins & Polyolefins	$4,820	$4,835
Aromatics & Styrenics	2,065	1,989
Specialty Products	529	495
Other	193	196
Gross property, plant and equipment, at cost	7,607	7,515
Accumulated depreciation	3,657	3,532
Net property, plant and equipment	$3,950	$3,983

Approximately $6.2 billion of gross property, plant and equipment at December 31, 2002 consisted of chemical plant assets depreciated on estimated useful lives of approximately 25 years.  Other non-plant items, such as furniture, fixtures, buildings and automobiles, have estimated useful lives ranging from 5 to 45 years, with a weighted average of 27 years.

Asset impairment charges totaling $6 million were recorded in the third quarter of 2002, consisting primarily of a $5 million charge related to CPChem’s Colton, California polyethylene pipe facility, part of the Olefins & Polyolefins segment.  The facility, written down to its estimated net realizable value, is classified as an asset held for sale and is included in Other Current Assets.

CPChem recorded before-tax asset impairment charges totaling $44 million in 2001.  Of these charges, $42 million was related to the Puerto Rico facility, part of the Aromatics & Styrenics segment, as a result of the outlook for future margin conditions at that time.  The present value of projected future cash flows was used to determine fair value.  The remaining $2 million of impairment charges was related to a polyethylene pipe manufacturing facility that is part of the Olefins & Polyolefins segment.

In addition to the impairment charges previously described, CPChem recorded $104 million of charges during 2001 as depreciation expense, included as a component of Cost of Goods Sold, for permanent shutdowns in 2001 of an ethylene unit at Sweeny, cyclohexane and benzene units in Puerto Rico, and a polyethylene developmental reactor at the Houston Chemical Complex, as well as accelerated depreciation associated with the planned permanent shutdown in February 2002 of two polyethylene particle loop reactors at the Orange facility.  The gross value of assets retired was $338 million, with $247 million of associated accumulated depreciation.

Before-tax asset impairment charges totaling $137 million were recorded in the period July 1, 2000 through December 31, 2000.  Approximately $135 million of the charges related to the write-down of the Puerto Rico facility, resulting from the outlook for future margin conditions at that time and a shift in strategic direction for the facility.  The present value of projected future cash flows was used to determine fair value.

Note 8.          Environmental Liabilities

CPChem is subject to federal, state and local environmental laws and regulations that may result in obligations to mitigate or remove the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at its sites.  Accrued costs for environmental liabilities, undiscounted, totaled $7 million at both December 31, 2002 and December 31, 2001.  Approximately $1 million of environmental expenses was paid in 2001.  There were no accrued environmental costs associated with discontinued or sold operations.

Note 9.          Debt

Long-term debt, net of applicable debt discounts, as shown on the consolidated balance sheet was as follows:

	December 31,
Millions	2002	2001
7% notes due 2011	$500	$500
5 3/8% notes due 2007	500	—
Commercial paper	185	1,002
Other	10	11
Subtotal	1,195	1,513
Unamortized debt discount	(5)	(6)
Total long-term debt	$1,190	$1,507

In addition to the debt information presented, CPChem had $290 million of borrowings outstanding at December 31, 2002 and $199 million of borrowings outstanding at December 31, 2001 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $393 million and $269 million of trade receivables, respectively.  The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding.  As the receivables are collected by CPChem, borrowings under the agreement are reduced or security interests in new trade receivables are granted.  The trade receivables securitization agreement, which replaced a prior agreement that expired in May 2002, currently expires on May 21, 2003.  CPChem is currently negotiating the terms of an extension of the expiration date of the current agreement to May 2004.  The interest rate of borrowings outstanding under the agreement was 1.40% at December 31, 2002 and 2.06% at December 31, 2001, and averaged 1.78% in 2002 and 3.28% in 2001.  The trade receivables securitization program began in May 2001.  Proceeds from the initial borrowing were used to reduce outstanding commercial paper obligations.

On June 21, 2002, Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes (the 5 3/8% notes) in a private placement.  The 5 3/8% notes are due in June 2007 and interest is payable semiannually, with the first interest payment made in December 2002.  In March 2001, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP jointly and severally issued $500 million of senior unsecured 7% notes (the 7% notes) in a private placement.  These notes are due in March 2011 and interest is also payable semiannually.  Both the 5 3/8% notes and the 7% notes contain certain covenants, such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations, that CPChem does not consider to be restrictive to normal operations.  Proceeds from both debt issuances were used to retire a portion of outstanding commercial paper obligations and for general corporate purposes.  In addition, a portion of the proceeds from the 7% notes was used to repay the notes payable to ChevronTexaco described later.

In accordance with obligations under the registration rights agreement entered into in connection with the issuances of the 5 3/8% notes and the 7% notes, the LLC and the LP filed joint registration statements on Form S-4 with the SEC to register exchange notes that have terms substantially identical to the 5 3/8% notes and the 7% notes, except that the exchange notes are freely tradeable.  All of the 5 3/8% notes were tendered for registered exchange notes and substantially all of the 7% notes were tendered.

Notes issued under CPChem’s commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less.  These commercial paper borrowings are classified as Long-Term Debt on the consolidated balance sheet since CPChem’s intent is to refinance or replace the obligations on a long-term basis and CPChem has the option to extend the date of repayment by one year of any borrowings outstanding on August 28, 2003 under the 364-day credit agreement described below, which serves as backup committed credit.  The weighted average interest rate of commercial paper borrowings outstanding was 1.45% at December 31, 2002 and 3.05% at December 31, 2001.  Interest rates under the commercial paper program averaged 2.20% during 2002, 5.01% during 2001 and 6.91% during the six-month period ended December 31, 2000.

On August 29, 2002, CPChem entered into a $400 million 364-day credit facility and a $400 million three-year credit facility with a syndicate of banks.  Both facilities are used to provide backup committed credit for the commercial paper program.  The agreements replaced a $700 million 364-day credit agreement that expired in July 2002 and a $900 million three-year credit agreement that CPChem terminated effective upon the closing of the new credit facilities. The current 364-day agreement provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on August 28, 2003 under the agreement.  The agreements contain covenants and events of default typical of bank revolving credit facilities, such as restrictions on liens.  The agreements also contain a provision requiring the maintenance of ownership of CPChem by ChevronTexaco and ConocoPhillips of at least 50% in the aggregate.  Provisions under these agreements are not considered restrictive to normal operations.  The rates of interest of both existing agreements vary, depending on market rates and CPChem’s long-term debt rating.  There were no borrowings outstanding under any of the credit agreements at December 31, 2002 or 2001, nor were there any borrowings under any of the credit facilities during 2002 or the six-month period ended December 31, 2000.  CPChem borrowed funds for one day on September 12, 2001 under the $900 million credit agreement.  CPChem intends to request an extension of the expiration date of the current 364-day credit agreement or replace the existing agreements with new agreements that have substantially similar terms.

CPChem borrowed $50 million from ChevronTexaco in December 2000 and an additional $50 million in February 2001 under a $100 million credit agreement.  Both borrowings were repaid in March 2001 with a portion of the proceeds from the issuance of the 7% notes, and the credit agreement with ChevronTexaco was terminated.

CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, CPChem does not have any debt obligations whose maturities would be accelerated as the result of a credit rating downgrade.

Note 10.    Members’ Preferred Interests

On July 1, 2002, CPChem sold $250 million of Members’ Preferred Interests, purchased 50% each by ChevronTexaco and ConocoPhillips.  Preferred distributions are cumulative at 9% per annum and are payable quarterly from cash earnings, as defined in CPChem’s Second Amended and Restated Limited Liability Company Agreement.  The securities have no stated maturity date and are redeemable quarterly, in increments of $25 million, when CPChem’s ratio of debt to total capitalization falls below a stated level.  The Members’ Preferred Interests are also redeemable at the sole option of CPChem.  Proceeds were used to retire a portion of outstanding commercial paper obligations.  There were no redemptions in 2002.  Accrued dividends payable totaled $11 million at December 31, 2002 and are included in Other Liabilities and Deferred Credits.

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

As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

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

Note 12.    Credit Risk

Financial instruments that potentially subject CPChem to concentrations of credit risk consist primarily of cash equivalents and trade receivables.  Cash equivalents are comprised of bank accounts and short-term investments with several financial institutions that have high credit ratings.  CPChem’s policy for short-term investments diversifies and limits exposure to credit risk.  Trade receivables are dispersed among a broad customer base, both domestic and foreign, which results in limited concentrations of credit risk.  CPChem maintains credit policies and procedures that minimize credit risk and exposures.  Letters of credit or negotiated sales contracts are utilized when customer financial strength is considered insufficient.

Note 13.    Operating Leases

CPChem leases tank and hopper rail cars, computers, office buildings and other facilities and equipment.  Total operating lease rental charges were $48 million in 2002, $62 million in 2001 and $28 million during the six-month period ended December 31, 2000.  Aggregate future minimum lease payments under non-cancelable leases at December 31, 2002 totaled $28 million, $28 million, $26 million, $19 million and $48 million in the years 2003 through 2007, respectively, and $95 million thereafter.

During 2002, CPChem entered into a synthetic lease (a lease that qualifies as an operating lease for financial accounting purposes and as a capital lease for tax accounting purposes) covering its new headquarters building.  Under the terms of the lease agreement, CPChem has a fixed price purchase option.  The purchase option price was considered to be the fair market value of the building at the inception of the lease.  If CPChem does not exercise the purchase option upon the expiration of the lease in 2007, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed a stated amount.  However, CPChem is entitled to receive any proceeds from the sale of the building that are in excess of CPChem’s purchase option price.

Included in aggregate minimum lease payments in 2007 is CPChem’s maximum exposure of $27 million under the contingent obligation associated with the synthetic lease agreement.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem feels that the amount paid or received would not be material to results of operations, financial position or liquidity.

Note 14.    Benefit Plans

Almost all employees of CPChem are former employees of Chevron Corporation (Chevron) or Phillips Petroleum Company (Phillips).  These individuals provided services to CPChem from July 1, 2000 (the formation date of CPChem) through December 31, 2000 pursuant to transition services agreements.  These individuals were covered by Chevron’s or Phillips’ employee benefit plans through December 31, 2000 and became employees of CPChem on January 1, 2001.  CPChem established its own benefit plans effective January 1, 2001.  Certain CPChem benefit plans provide that employees who were former employees of Chevron or Phillips receive enhanced benefits, including credit for service while employees of Chevron or Phillips.

Pension and Other Postretirement Health Care

CPChem’s retirement plan is a defined benefit plan that covers most U.S.-based employees.  Eligible employees automatically participate in the plan and begin accruing benefits from January 1, 2001 or their first day of employment if employed after that date.  Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with Chevron or Phillips or their affiliates.  Retirement benefits are based on two types of credits: a career average pay benefit and a variable annuity account benefit.  Both benefits are based on an employee’s compensation over the years and the number of years that an employee is qualified to receive benefit credits.  Pension costs are accrued and charged to expense on a current basis.  Pension plan assets are invested in a diversified portfolio of assets.

CPChem also offers health care benefits to eligible employees, mostly U.S.-based, upon their retirement.  A retiree flexible spending account is established by CPChem for eligible retirees and is established by CPChem at the time of retirement based on years of service times a fixed dollar amount and marital status.  Retirees may use funds in their account to purchase medical and/or dental coverage from CPChem or from private health care plans, or to pay eligible out-of-pocket health care expenses.  Retirees’ flexible spending accounts earn interest upon inception at market-based rates.  Any changes in future health care cost rates for retirees would not impact future CPChem earnings as health care benefits for retirees are solely based on years of service and marital status.

Net periodic benefit costs for pension and other postretirement benefits included the following:

	2002		2001
Millions	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost benefits earned during the year	$18	$2	$16	$2
Interest cost on projected benefit obligations	16	4	14	3
Expected return on plan assets	(4)	—	(4)	—
Amortization of prior service costs	12	3	12	3
Net actuarial gain	(3)	—	(1)	—
Plan amendment	6	—	—	—
Net periodic pension cost	$45	$9	$37	$8

The pension and other postretirement benefit plans’ funded status and related amounts follows:

	December 31, 2002		December 31, 2001
Millions	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Benefit Obligation
Benefit obligation at beginning of year	$219	$51	$186	$48
Service cost	18	2	16	2
Interest cost	16	4	14	3
Actuarial loss	25	6	5	1
Curtailment loss	(1)	—	—	—
Plan amendment	5	—	—	—
Foreign currency exchange loss	1	—	—	—
Benefits paid	(12)	(1)	(2)	(3)
Benefit obligation at end of year	271	62	219	51
Change in Plan Assets
Fair value of plan assets at beginning of year	64	—	38	—
Actual return on plan assets	(5)	—	2	—
Employer contributions	52	1	26	3
Foreign currency exchange gain	2	—	—	—
Benefits paid	(12)	(1)	(2)	(3)
Fair value of plan assets at end of year	101	—	64	—
Funded Status of Plan
Excess obligation	(170)	(62)	(155)	(51)
Unrecognized net actuarial loss	35	8	4	2
Unrecognized transition obligation	1	—	1	—
Unrecognized prior service cost	129	37	141	41
Total recognized	$(5)	$(17)	$(9)	$(8)

Components of total recognized
Prepaid pension benefits	$—	$—	$5	$—
Intangible asset	35	—	25	—
Accrued pension liability	(40)	(17)	(39)	(8)
Total recognized	$(5)	$(17)	$(9)	$(8)

Included in the pension plans tables is an unfunded supplemental retirement plan covering key executives.  The benefit obligation associated with this plan was $5 million at December 31, 2002 and $10 million at December 31, 2001.  Also included are separate pension plans for employees of the Puerto Rico and Belgium facilities, and employees of certain bargaining units within the Performance Pipe division of CPChem.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was $253 million, $124 million and $87 million, respectively, at December 31, 2002, and $220 million, $96 million and $28 million, respectively, at December 31, 2001.

Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

	December 31, 2002		December 31, 2001
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.5%	6.5%	7.3%	7.3%
Expected return on plan assets	8.0	—	10.0	—
Rate of increase in compensation levels	4.0	—	4.0	—

Contribution Plans

Defined contribution plans are available for most employees, whereby CPChem matches a percentage of the employee’s contribution.  CPChem’s contributions to the plans are expensed and funded on a current basis, and totaled $13 million in 2002 and $13 million in 2001.

Stock-Based Compensation

CPChem currently does not utilize any stock-based employee compensation plans, as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.”

Termination Benefits

Approximately $8 million was recorded in 2001 for employee termination benefits in connection with announced workforce reductions of 242 positions at various locations.  Approximately $7 million was recorded as Selling, General and Administrative expense and $1 million was recorded as Cost of Goods Sold.  Termination benefits payable totaled $6 million at December 31, 2001 and were paid in 2002.

Note 15.    Taxes

CPChem is treated as a flow-through entity for federal income tax purposes, whereby each member is taxable on its respective share of income and losses.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.  CPChem has a U.S. subsidiary operating in Puerto Rico that is subject to U.S. federal income tax, but has been granted an exemption from certain Puerto Rico taxes, including income taxes.  All Puerto Rico tax exemptions related to this subsidiary expire in 2017.  Limited tax incentives, in the form of reduced income tax rates, also exist in South Korea, China, Saudi Arabia and Qatar.  CPChem is subject to state income tax in certain jurisdictions.

The components of income tax expense follows:

	Years ended December 31,		July 1, 2000 (inception) through
Millions	2002	2001	December 31, 2000
Federal
Current	$(1)	$—	$—
Deferred	—	44	27
State – current	1	—	—
Foreign – current	6	5	1
Total income tax expense	$6	$49	$28

Deferred income tax assets and liabilities follow:

	December 31,
Millions	2002	2001
Deferred income tax assets
Federal	$181	$175
Foreign	—	1
Gross deferred income tax assets	181	176
Valuation allowance	(181)	(175)
Deferred income tax assets	—	1
Deferred tax liabilities – foreign	(2)	(2)
Net deferred income tax assets (liabilities)	$(2)	$(1)

At December 31, 2002 and 2001, the deferred tax assets of CPChem’s Puerto Rico subsidiary were fully offset by valuation allowances.  A valuation allowance of $92 million was initially established in December 2000.  The valuation allowance reduced deferred tax assets of the Puerto Rican subsidiary’s net operating loss carryforwards and tax depreciation differences to amounts that would more likely than not be realized at that time.  During 2001, the valuation allowance was increased by $83 million so that the total valuation allowance relating to the Puerto Rican subsidiary’s deferred tax assets totaled $175 million at December 31, 2001.  Approximately $44 million of the increase related to the deferred tax assets balance at December 31, 2000 of the Puerto Rican subsidiary.  The increase in the valuation allowance in 2001, charged to income tax expense, was necessitated, in part, by the ConocoPhillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of the Puerto Rican subsidiary’s pre-merger net operating losses.  The valuation allowance was also increased in 2001 as a result of a change in the outlook for future margin conditions at that time.  In 2002, the valuation allowance was increased to $181 million primarily to offset recognition of tax benefits associated with continued losses.  Uncertainties that may affect the realization of these assets include tax law changes and the future profitability of operations.

Net deferred income tax assets and liabilities related to the following:

	December 31,
Millions	2002	2001
Deferred income tax assets
Loss carryforward (expires 2011 - 2021)	$144	$126
Depreciation and amortization	31	45
Foreign and other	6	5
Gross deferred income tax assets	181	176
Valuation allowance	(181)	(175)
Deferred income tax assets	—	1
Deferred tax liabilities – foreign	(2)	(2)
Net deferred income tax assets (liabilities)	$(2)	$(1)

Note 16.    Segment and Geographic Information

CPChem’s reporting structure is based on the grouping of similar products, resulting in three operating segments.  Effective January 1, 2002, CPChem restructured the composition of its operating segments.  Prior year information has been restated to conform to the current segment reporting presentation.

Olefins & Polyolefins – This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefin products such as ethylene and propylene.  This segment also manufactures and markets alpha olefins and polyolefin products such as normal alpha olefins, polyethylene, polypropylene and polyethylene pipe.  CPChem’s five olefin and polyolefin production facilities are located in Texas.  CPChem also has nine domestic pipe facilities and one in Mexico, and one domestic pipe fittings facility.  In addition, CPChem owns equity interests in a polypropylene facility located at the Houston Chemical Complex in Texas and in polyethylene facilities in Singapore and China.  Construction of a world-scale ethylene, polyethylene and 1-hexene facility in Qatar, in which CPChem has a 49% equity interest, is nearing completion and is currently undergoing commissioning.  A high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Texas, of which CPChem has a 50% interest, is also currently undergoing commissioning.

Aromatics & Styrenics – This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane.  This segment also manufactures and markets polystyrene and styrene-butadiene copolymers sold under the trademark K-Resin®.  Major production facilities are located in Mississippi, Louisiana, Texas, Ohio, Puerto Rico and China.  CPChem also owns an equity interest in an aromatics facility in Saudi Arabia and in a K-Resin facility in South Korea.

Specialty Products – This segment manufactures and markets a variety of specialty chemical products, including organosulfur chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark RytonTM.  Major production facilities are located in Texas, Belgium and Singapore.

“Other” or “Corporate” includes items not directly attributable to CPChem’s operating segments.  Interest expense and income are generally retained within Corporate, as are charges related to domestic workforce reductions.

Financial information follows.  Inter-segment transactions are billed at prevailing market rates.

Millions

Olefins & Polyolefins (O&P)

Aromatics & Styrenics (A&S)

Specialty Products

Corporate & Other (Other)

Consolidated

Investments/advances to affiliates

December 31, 2002	$322	$193	$—	$—	$515
December 31, 2001	68	170	—	—	238

Total assets
December 31, 2002	3,620	1,815	468	206	6,109
December 31, 2001	3,465	1,679	467	249	5,860

Capital & investment expenditures
Year ended December 31, 2002	179	103	20	12	314
Year ended December 31, 2001	134	121	17	19	291
July 1, 2000 (inception) through	not	not	not	not	112
December 31, 2000	available	available	available	available

Millions	Olefins & Polyolefins (O&P)	Aromatics & Styrenics (A&S)	Specialty Products	Corporate, Other &. Eliminations (Other)	Consolidated
Year ended December 31, 2002
Net sales – external	$3,211	$1,825	$353	$—	$5,389
Net sales – inter-segment	263	124	1	(388)	—
Equity in income (loss) of affiliates	(10)	32	—	—	22
Other income	39	22	1	—	62	(a)
Total revenue	3,503	2,003	355	(388)	5,473
Operating and selling costs	3,284	1,926	296	(365)	5,141	(b)
Depreciation and amortization	180	90	19	2	291	(c)
Asset impairments	6	—	—	—	6	(d)
Income (loss) before interest & taxes	33	(13)	40	(25)	35
Interest income (expense), net	5	1	—	(65)	(59)
Income tax benefit (expense)	2	(1)	(7)	—	(6)
Net income (loss)	40	(13)	33	(90)	(30)
Distributions on members’ preferred interests	—	—	—	(11)	(11)
Income (loss) attributed to members’ interests	$40	$(13)	$33	$(101)	$(41)

Year ended December 31, 2001
Net sales – external	$3,793	$1,708	$370	$—	$5,871
Net sales – inter-segment	204	137	1	(342)	—
Equity in income (loss) of affiliates	(76)	11	—	—	(65	)(e)
Other income	40	160	4	—	204	(f)
Total revenue	3,961	2,016	375	(342)	6,010
Operating and selling costs	3,863	2,047	326	(315)	5,921	(g)
Depreciation and amortization	262	99	18	2	381	(h)
Asset impairments	2	42	—	—	44	(i)
Income (loss) before interest & taxes	(166)	(172)	31	(29)	(336)
Interest income (expense), net	—	3	—	(98)	(95)
Income tax benefit (expense)	1	(44)	(6)	—	(49	)(j)
Net income (loss)	$(165)	$(213)	$25	$(127)	$(480)

July 1, 2000 (inception) through December 31, 2000
Net sales – external	$2,076	$1,148	$178	$—	$3,402
Net sales – inter-segment	103	64	—	(167)	—
Equity in income (loss) of affiliates	(13)	10	—	—	(3)
Other income	25	32	7	—	64	(k)
Total revenue	2,191	1,254	185	(167)	3,463
Operating and selling costs	2,040	1,259	164	(130)	3,333	(l)
Depreciation and amortization	109	33	9	—	151	(m)
Asset impairments	—	135	—	2	137	(n)
Income (loss) before interest & taxes	42	(173)	12	(39)	(158)
Interest income (expense), net	1	—	—	(56)	(55)
Income tax expense	(1)	(25)	(2)	—	(28	)(o)
Net income (loss)	$42	$(198)	$10	$(95)	$(241)

The following charges or benefits were related to items such as asset impairments, assets retirements, business interruption and property casualty insurance claim settlements, pension plan curtailments and other items of that nature.

(a)          Includes $9 million of benefits in A&S related to business interruption and property casualty insurance claim settlements.

(b)         Includes $6 million of net charges, primarily related to a pension curtailment charge in A&S.  Also includes a benefit for the reversal of certain customer claim accruals, offset by the write-off of two technology projects in O&P.

(c)          Includes $28 million of net charges related to asset retirements - $21 million in A&S and $7 million in O&P.

(d)         Includes a $5 million charge related to a polyethylene pipe facility (O&P).

(e)          Includes $43 million of net charges, mostly CPChem’s share (O&P) of an impairment charge recorded by an equity affiliate.

(f)            Includes $117 million of net benefits, primarily a $113 million net benefit recorded in connection with the settlement of a business interruption insurance claim ($110 million in A&S and $3 million in Specialty Products).

(g)         Includes $72 million of various net charges - $30 million in O&P, $34 million in A&S and $8 million in Other.

(h)         Includes $111 million of net charges, primarily accelerated depreciation and asset retirements totaling
$86 million in O&P and $24 million in A&S.

(i)             The $44 million impairment charge relates mostly to Puerto Rico assets.

(j)             Includes a $44 million charge for an increase in the valuation allowance for deferred tax assets in A&S.

(k)          Includes $9 million in various benefits in O&P.

(l)             Includes $29 million in various charges, primarily in O&P ($16 million) and Other ($9 million).

(m)       Includes $14 million in charges in O&P for the retirement of a normal alpha olefins unit.

(n)         The $137 million impairment charge relates mostly to Puerto Rico assets.

(o)         Includes a $45 million charge for an increase in the valuation allowance for deferred tax assets in A&S.

Foreign currency transaction gains (losses) were $7 million in 2002, $(2) million in 2001 and $(1) million in the six-month period ended December 31, 2000.

Geographic information was as follows.  Net sales were determined based on location of the operation generating the sale.

Millions	United States	Foreign Countries	Total
Net sales – external
Year ended December 31, 2002	$4,678	$711	$5,389
Year ended December 31, 2001	5,307	564	5,871
July 1, 2000 (inception) through December 31, 2000	3,146	256	3,402

Investments in and advances to affiliates
December 31, 2002	49	466	515
December 31, 2001	10	228	238

Property, plant and equipment, net
December 31, 2002	3,812	138	3,950
December 31, 2001	3,852	131	3,983

Note 17.    Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, trade and affiliated receivables, and trade and affiliated payables approximate their estimated fair values.  The carrying amount of secured borrowings outstanding also approximates fair value due to the short-term nature of the borrowings.  The carrying amount of commercial paper outstanding also approximates fair value due to the variable interest rate feature.  The carrying amount of other long-term debt outstanding was $1.005 billion at December 31, 2002 and $505 million at December 31, 2001, with fair values of $1.092 billion and $486 million, respectively, based on quoted market prices.

Note 18.    Consolidating Financial Statements

Consolidating financial statements follow.  This information is presented in accordance with SEC rules and regulations as they relate to the debt jointly and severally issued by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP.  See Note 9 for further discussion.

The LLC is the non-operating parent holding company.  The LP is the primary U.S. operating company.  “Other Entities” is principally comprised of foreign operations and the holding companies that have direct ownership of the LP.  These consolidating financial statements were prepared using the equity method of accounting for investments.

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2002

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$4,830	$855	$(296)	$5,389
Equity in income (loss) of affiliates	45	(17)	(43)	37	22
Other income	—	102	111	(151)	62
Total revenue	45	4,915	923	(410)	5,473

Costs and Expenses
Cost of goods sold	—	4,487	771	(272)	4,986
Selling, general and administrative	—	465	109	(175)	399
Asset impairments	—	5	1	—	6
Research and development	—	47	—	—	47
Total costs and expenses	—	5,004	881	(447)	5,438

Income (Loss) Before Interest & Taxes	45	(89)	42	37	35

Interest income	—	19	5	(17)	7
Interest expense	(75)	(1)	(7)	17	(66)

Income (Loss) Before Taxes	(30)	(71)	40	37	(24)

Income taxes	—	(1)	(5)	—	(6)

Net Income (Loss)	(30)	(72)	35	37	(30)

Distributions on members’ preferred interests	(11)	—	—	—	(11)

Income (Loss) Attributed to Members’ Interests	$(41)	$(72)	$35	$37	$(41)

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2001

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$5,583	$1,086	$(798)	$5,871
Equity in income (loss) of affiliates	(385)	(44)	(339)	703	(65)
Other income	—	256	62	(114)	204
Total revenue	(385)	5,795	809	(209)	6,010

Costs and Expenses
Cost of goods sold	—	5,495	1,029	(791)	5,733
Selling, general and administrative	—	581	49	(121)	509
Asset impairments	—	—	44	—	44
Research and development	—	60	—	—	60
Total costs and expenses	—	6,136	1,122	(912)	6,346

Income (Loss) Before Interest & Taxes	(385)	(341)	(313)	703	(336)

Interest income	2	4	5	(2)	9
Interest expense	(97)	(3)	(6)	2	(104)

Income (Loss) Before Taxes	(480)	(340)	(314)	703	(431)

Income taxes	—	(1)	(48)	—	(49)

Net Income (Loss)	$(480)	$(341)	$(362)	$703	$(480)

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

July 1, 2000 (Inception) through December 31, 2000

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$3,424	$908	$(930)	$3,402
Equity in income (loss) of affiliates	(175)	(10)	(34)	216	(3)
Other income	—	55	35	(26)	64
Total revenue	(175)	3,469	909	(740)	3,463

Costs and Expenses
Cost of goods sold	—	3,227	874	(930)	3,171
Selling, general and administrative	1	264	51	(26)	290
Asset impairments	—	2	135	—	137
Research and development	—	23	—	—	23
Total costs and expenses	1	3,516	1,060	(956)	3,621

Income (Loss) Before Interest & Taxes	(176)	(47)	(151)	216	(158)

Interest income	—	6	4	—	10
Interest expense	(65)	—	—	—	(65)

Income (Loss) Before Taxes	(241)	(41)	(147)	216	(213)

Income taxes	—	—	(28)	—	(28)

Net Income (Loss)	$(241)	$(41)	$(175)	$216	$(241)

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Balance Sheet

December 31, 2002

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$9	$30	$—	$39
Accounts receivable, net	232	370	636	(441)	797
Inventories	—	593	109	—	702
Other current assets	2	18	3	—	23
Total current assets	234	990	778	(441)	1,561

Property, plant and equipment, net	—	3,659	291	—	3,950
Investments in and advances to affiliates	5,688	71	5,216	(10,460)	515
Other assets and deferred charges	23	995	22	(957)	83
Total Assets	$5,945	$5,715	$6,307	$(11,858)	$6,109

Current liabilities
Accounts payable	$57	$727	$253	$(441)	$596
Secured borrowings and other debt	—	1	293	—	294
Other current liabilities	12	134	15	—	161
Total current liabilities	69	862	561	(441)	1,051

Long-term debt	1,180	10	—	—	1,190
Other liabilities and deferred credits	952	93	29	(957)	117
Total liabilities	2,201	965	590	(1,398)	2,358

Members’ preferred interests	250	—	—	—	250

Members’ capital	3,494	4,750	5,710	(10,460)	3,494
Accumulated other comprehensive income (loss)	—	—	7	—	7
Total Liabilities and Members’ Equity	$5,945	$5,715	$6,307	$(11,858)	$6,109

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Balance Sheet

December 31, 2001

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$71	$40	$—	$111
Accounts receivable, net	196	444	543	(401)	782
Inventories	—	541	97	—	638
Other current assets	—	17	3	—	20
Total current assets	196	1,073	683	(401)	1,551

Property, plant and equipment, net	—	3,696	287	—	3,983
Investments in and advances to affiliates	5,430	65	4,916	(10,173)	238
Other assets and deferred charges	26	746	17	(701)	88
Total Assets	$5,652	$5,580	$5,903	$(11,275)	$5,860

Current liabilities
Accounts payable	$16	$652	$182	$(401)	$449
Secured borrowings and other debt	—	1	199	—	200
Other current liabilities	10	141	20	—	171
Total current liabilities	26	794	401	(401)	820

Long-term debt	1,496	11	—	—	1,507
Other liabilities and deferred credits	680	87	33	(701)	99
Total liabilities	2,202	892	434	(1,102)	2,426

Members’ capital	3,450	4,688	5,485	(10,173)	3,450
Accumulated other comprehensive income (loss)	—	—	(16)	—	(16)

Total Liabilities and Members’ Equity	$5,652	$5,580	$5,903	$(11,275)	$5,860

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2002

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(30)	$(72)	$35	$37	$(30)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	275	16	—	291
Asset impairments	—	5	1	—	6
Undistributed equity in losses (income) of affiliates, net	(5)	24	57	(82)	(6)
Changes in operating working capital	(20)	251	(149)	—	82
Other operating cash flow activity	261	(254)	(15)	—	(8)
Net cash flows provided by (used in) operating activities	206	229	(55)	(45)	335

Cash Flows From Investing Activities
Capital and investment expenditures	—	(292)	(22)	—	(314)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	—	—	(210)	—	(210)
Decrease (increase) in other investments	(228)	2	—	228	2
Net cash flows used in investing activities	(228)	(290)	(232)	228	(522)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(808)	—	—	—	(808)
Increase in secured borrowings, net	—	—	91	—	91
Increase (decrease) in other debt, net	498	(1)	3	—	500
Proceeds from the issuance of members’ preferred interests	250	—	—	—	250
Contributions from parents/members, net	75	—	183	(183)	75
Post-closing adjustments from members	7	—	—	—	7
Net cash flows provided by (used in) financing activities	22	(1)	277	(183)	115

Net Decrease in Cash and Cash Equivalents	—	(62)	(10)	—	(72)
Cash and Cash Equivalents at Beginning of Year	—	71	40	—	111
Cash and Cash Equivalents at End of Year	$—	$9	$30	$—	$39

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2001

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(480)	$(341)	$(362)	$703	$(480)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	328	53	—	381
Asset impairments	—	2	42	—	44
Deferred income taxes	—	—	44	—	44
Undistributed equity in losses of affiliates, net	493	44	341	(811)	67
Changes in operating working capital	(31)	529	(258)	—	240
Other operating cash flow activity	584	(451)	(97)	—	36
Net cash flows provided by (used in) operating activities	566	111	(237)	(108)	332

Cash Flows From Investing Activities
Capital and investment expenditures	—	(281)	(10)	—	(291)
Decrease (increase) in investments	(242)	2	(128)	395	27
Net cash flows used in investing activities	(242)	(279)	(138)	395	(264)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(783)	—	—	—	(783)
Increase in secured borrowings, net	—	—	199	—	199
Decrease in notes payable to member, net	(50)	—	—	—	(50)
Proceeds from the issuance of other debt	497	12	—	—	509
Contributions from parents/members, net	25	152	135	(287)	25
Post-closing adjustments to members	(13)	—	—	—	(13)
Net cash flows provided by (used in) financing activities	(324)	164	334	(287)	(113)

Net Decrease in Cash and Cash Equivalents	—	(4)	(41)	—	(45)
Cash and Cash Equivalents at Beginning of Year	—	75	81	—	156
Cash and Cash Equivalents at End of Year	$—	$71	$40	$—	$111

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

July 1, 2000 (Inception) through December 31, 2000

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(241)	$(41)	$(175)	$216	$(241)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	125	26	—	151
Asset impairments	—	2	135	—	137
Deferred income taxes	—	—	27	—	27
Undistributed equity in losses of affiliates, net	178	10	34	(219)	3
Changes in operating working capital	(177)	248	(48)	—	23
Other operating cash flow activity	221	(240)	11	—	(8)
Net cash flows provided by (used in) operating activities	(19)	104	10	(3)	92

Cash Flows From Investing Activities
Capital expenditures	—	(98)	(14)	—	(112)
Increase in investments	(82)	—	(66)	148	—
Net cash flows used in investing activities	(82)	(98)	(80)	148	(112)

Cash Flows From Financing Activities
Increase in commercial paper, net	1,784	—	—	—	1,784
Increase in note payable to member	50	—	—	—	50
Advance from member	70	—	—	—	70
Contributions from (distributions to) parents/members	(1,686)	66	82	(148)	(1,686)
Post-closing adjustments to members	(117)	—	—	—	(117)
Other financing cash flow activity	—	—	(3)	3	—
Net cash flows provided by financing activities	101	66	79	(145)	101

Net Increase in Cash and Cash Equivalents	—	72	9	—	81
Cash and Cash Equivalents at Beginning of Period	—	3	72	—	75
Cash and Cash Equivalents at End of Period	$—	$75	$81	$—	$156

Chevron Phillips Chemical Company LLC

Selected Quarterly Financial Data

(Unaudited)

Millions	Net Sales	Income (Loss) Before Interest and Taxes	Net Income (Loss)
2002
First quarter	$1,147	$(5)	$(22)
Second quarter	1,387	26	11
Third quarter	1,429	19	1
Fourth quarter	1,426	(5)	(20)
Total	$5,389	$35	$(30)

2001
First quarter	$1,825	$(87)	$(118)
Second quarter	1,521	58	30
Third quarter	1,367	(101)	(167)
Fourth quarter	1,158	(206)	(225)
Total	$5,871	$(336)	$(480)

Income (loss) before interest and taxes in 2002 included net charges (credits) of $10 million, $26 million and $(6) million in the first, third and fourth quarters, respectively, related to items such as asset impairments, assets retirements, business interruption and property casualty insurance claim settlements, pension plan curtailments and other items of that nature.

Income (loss) before interest and taxes in 2001 included net charges (credits) of $17 million, $(81) million, $50 million and $167 million in the first through fourth quarters, respectively, similar in nature to those mentioned above.  In addition, net income (loss) in 2001 included a $44 million charge in the third quarter related to income taxes.

See Part I – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” for further discussions.

Report of Independent Auditors

The Board of Directors

Phillips Petroleum Company

We have audited the accompanying combined statements of income, parent company investment and accumulated comprehensive income, and cash flows of Phillips Petroleum Company’s Chemicals Business for the six months ended June 30, 2000.  These financial statements are the responsibility of the company’s Management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Phillips Petroleum Company’s Chemicals Business for the six months ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

ERNST & YOUNG LLP

Tulsa, Oklahoma
February 22, 2001

Phillips Petroleum Company’s Chemicals Business

Combined Statement of Income

Millions of Dollars	Six Months Ended June 30, 2000
Revenues
Sales and other operating revenues	$2,238
Equity in earnings of affiliated companies	33
Other revenues	17
Total Revenues	2,288

Costs and Expenses
Purchased products	1,620
Operating expenses	313
Selling, general and administrative expenses	144
Depreciation and amortization	57
Taxes other than income taxes	20
Foreign currency transaction losses	1
Total Costs and Expenses	2,155

Income before income taxes	133

Provision for income taxes	49

Net Income	$84

See Notes to Combined Financial Statements.

Phillips Petroleum Company’s Chemicals Business

Combined Statement of Cash Flows

Millions of Dollars	Six Months Ended June 30, 2000
Cash Flows From Operating Activities
Net income	$84
Adjustments to reconcile net income to net cash provided by operating activities
Non-working capital adjustments
Depreciation and amortization	57
Deferred taxes	7
Other	(33)
Working capital adjustments
Increase in accounts receivable	(36)
Increase in inventories	(28)
Decrease in prepaid expenses and other current assets	7
Increase in accounts payable	81
Decrease in taxes and other accruals	(7)
Net Cash Provided by Operating Activities	132

Cash Flows From Investing Activities
Capital expenditures	(41)
Advances to affiliated companies	(64)
Investment purchases	(24)
Proceeds from asset dispositions	1
Proceeds from property insurance	14
Net Cash Used for Investing Activities	(114)

Cash Flows From Financing Activities
Net cash change in parent company advances	(18)
Net Cash Used for Financing Activities	(18)

Net Change in Cash and Cash Equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and Cash Equivalents at End of Period	$—

See Notes to Combined Financial Statements.

Phillips Petroleum Company’s Chemicals Business

Combined Statement of Parent Company Investment and

Accumulated Comprehensive Income

Millions of Dollars
Parent company investment and accumulated comprehensive income at December 31, 1999		$2,427

Net income	84
Foreign currency translation adjustments	(5)
Comprehensive income		79
Net change in parent company advances		(40)

Parent company investment and accumulated comprehensive income at June 30, 2000		$2,466

See Notes to Combined Financial Statements.

Phillips Petroleum Company’s Chemicals Business

Notes to Combined Financial Statements

Note 1 – Accounting Policies

Basis of Financial Statements - These financial statements represent Phillips Petroleum Company’s (Phillips or the parent company) worldwide chemicals business and include certain natural gas liquids and pipeline operations (hereinafter collectively referred to as Chemicals).  The financial statements are presented as if Chemicals had existed as an entity separate from Phillips during the periods presented.  Chemicals is not and was not a separate legal entity during the periods presented.  References to Chemicals are to “Phillips Petroleum Company, with respect to its chemicals business.”  Phillips charges Chemicals a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology, research and development and other corporate services, based on usage, actual costs or other allocation methods considered reasonable by Phillips’ Management.

Chemicals manufactures and markets petrochemicals and plastics on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, Mexico, South Korea and Belgium.  Key products manufactured include ethylene, propylene, polyethylene, polypropylene, K-Resin® styrene-butadiene copolymer, paraxylene, RytonTM polyphenylene sulfide, and polyethylene pipe.  Chemicals also fractionates and markets natural gas liquids.

On February 7, 2000, Phillips announced that it had signed a letter of intent to form a 50/50 joint venture with Chevron Corporation combining the two companies’ worldwide chemicals businesses, excluding Chevron’s Oronite additives business.  The proposed joint venture was approved by the companies’ Boards of Directors and the U.S. Federal Trade Commission, and definitive agreements were signed on May 23, 2000.  The transaction closed July 1, 2000, forming Chevron Phillips Chemical Company LLC (CPChem).

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

Parent Company Investment - The parent company investment represents the net balances resulting from various transactions between Chemicals and Phillips.  There are no terms of settlement or interest charges associated with most of the account balance.  The balance includes

Phillips Petroleum Company’s Chemicals Business

Notes to Combined Financial Statements

Chemicals’ participation in Phillips’ central cash management program.  Chemicals’ cash receipts are remitted to Phillips and its cash disbursements are funded by Phillips.  Other transactions include product purchases from and sales to Phillips, Chemicals’ share of the current portion of Phillips’ consolidated income tax liability, and other administrative and support expenses incurred by Phillips and allocated or charged to Chemicals.

Inventories - Inventories are valued at cost, which is lower than market in the aggregate, on the first-in, first-out (FIFO) basis, the weighted-average basis, and last-in, first-out (LIFO) basis.  Materials and supplies are valued at, or below, average cost.

Derivative Instruments - In accordance with Phillips’ risk-management policies, any derivative instruments held by Chemicals must relate to an underlying, offsetting position, probable anticipated transaction or firm commitment.  Additionally, the hedging instrument used must be expected to be highly effective in achieving market value changes that offset the opposing market value changes of the underlying transaction.  If an existing derivative position is terminated prior to expected maturity or re-pricing, any deferred or resultant gain or loss will continue to be deferred unless the underlying position has ceased to exist.  During the six months ended June 30, 2000, Chemicals did not use any material derivative instruments.

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

Impairment of Assets - Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group.  If, upon review, the sum of the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets — generally at an entire complex level for Chemicals’ assets.  The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group.  Long-lived assets committed by Management for disposal are accounted for at the lower of amortized cost or fair value, less cost to sell.

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

Phillips Petroleum Company’s Chemicals Business

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

Income Taxes - Chemicals’ results of operations are included in the consolidated U.S. federal and state income tax returns of Phillips.  Deferred taxes are provided on all temporary differences between the financial reporting basis and the tax basis of Chemicals’ assets and liabilities, except for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration.  Income tax expense represents Chemicals on a separate-return basis using the same principles and elections used in Phillips’ consolidated return.  Any resulting current tax liability or refund is settled with Phillips on a current basis.

Comprehensive Income - Chemicals’ only item of other comprehensive income results from the process of translating the financial statements of certain foreign subsidiaries and corporate joint ventures into U.S. dollars.  Chemicals’ investment in these subsidiaries and joint ventures is essentially permanent in duration so deferred taxes have not been provided on the related temporary differences.

Note 2 - Related Party Transactions

Significant transactions with affiliated parties were:

Millions of Dollars	Six Months Ended June 30, 2000
Sales and other operating revenues (a)	$549
Purchased products (b)	810
Operating expenses (c,d,e)	10
Selling, general and administrative expenses (e)	44

(a)          Chemicals sells ethylene residue natural gas to Phillips’ crude oil refining operations, as well as feedstocks to non-consolidated equity companies, at prices that approximate market.

(b)         Chemicals purchases natural gas liquids feedstocks for its ethylene and propylene products from Phillips and its affiliates, and purchases finished products from non-consolidated equity companies, at prices that approximate market.

Phillips Petroleum Company’s Chemicals Business

Notes to Combined Financial Statements

(c)          Phillips’ refining operations charge Chemicals for its use of facilities common to both operations, such as steam generation, waste and water treaters, pumps, gauges, etc.

(d)         Chemicals purchases natural gas from Phillips and its affiliates for use as fuel at its manufacturing facilities at prices that approximate market.  In addition, Phillips provides for and arranges liability, property and business interruption insurance coverage for Chemicals through its captive insurance subsidiary.

(e)          Phillips charges Chemicals a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology, research and development, and other corporate services, based on usage, actual costs, or other allocation methods considered reasonable by Phillips’ Management.

Note 3 - Equity Investments

Chemicals owns investments in entities in the petrochemical and plastics industries.  In the ordinary course of business, Chemicals has transactions with most of these equity investee companies.  Summarized financial information for all entities accounted for using the equity method, except Sweeny Olefins Limited Partnership (see below), follows:

Millions of Dollars	Six Months Ended June 30, 2000
Revenues	$321
Loss before income taxes	(28)
Net loss	(28)

Sweeny Olefins Limited Partnership (SOLP) - Chemicals is a general partner and has a 50 percent interest in SOLP, which owns and operates a 2-billion-pound-per-year ethylene facility located adjacent to Phillips’ Sweeny, Texas, refinery.  During construction of the facility, Chemicals made advances to the partnership under a subordinated loan agreement to fund certain costs related to completing the project.  During 1995, SOLP entered into a second subordinated loan agreement with Chemicals, with essentially the same terms as the first, for $120 million to fund three new furnaces for the ethylene plant.  In November 1999, the second subordinated loan was increased by $20 million to fund expenditures to improve plant operating efficiency.

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

Phillips Petroleum Company’s Chemicals Business

Notes to Combined Financial Statements

Summarized financial information for SOLP follows:

Millions of Dollars	Six Months Ended June 30, 2000
Revenues	$380
Income before income taxes	67
Net income	67

Qatar Chemical Company Ltd. (Q-Chem) - In 1997, Chemicals entered into an agreement with Qatar General Petroleum Corporation to form a joint venture to develop a major petrochemical complex in Qatar, at an estimated cost of $1.16 billion.  During 1999, Q-Chem, the joint-venture company established by the co-venturers, signed a $750 million bank financing agreement for the construction of the complex.  At June 30, 2000, $153 million (excluding accrued interest) had been drawn under this financing agreement.  After the bank financing has been fully drawn, Chemicals will be required to fund any remaining construction costs under a subordinated loan agreement with Q-Chem.  In connection with the bank financing, the co-venturers agreed that, if the complex is not successfully completed by August 31, 2003 (which may be extended for up to one year due to force majeure), each will make, or cause to be made, capital contributions on a pro rata, several basis to the extent necessary to cover bank financing service requirements including, if demanded, repayment of principal.  After construction is successfully completed, the bank financing is non-recourse with respect to the two co-venturers and the lenders can look only to Q-Chem’s cash flows for payment, except Chemicals has agreed to provide up to $75 million of credit support to the venture under a contingent equity loan agreement.  Construction has begun, with start-up scheduled for the last half of 2002.  Chemicals owns 49 percent of Q-Chem.

Note 4 - Contingencies

In the case of all known contingencies, Chemicals accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable.  These liabilities are not reduced for potential insurance recoveries.  If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries.  Based on currently available information, Chemicals believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on Chemicals’ financial statements.

As facts concerning contingencies become known, Chemicals reassesses its position both with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation and legal matters.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of clean-up costs, the unknown time and extent of such remedial actions that may be required, and the determination of Chemicals’ liability in proportion to other responsible parties.  Estimated future costs related to legal matters are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

Phillips Petroleum Company’s Chemicals Business

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

Note 5 - Financial Instruments and Credit Risk

Chemicals’ financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.  Phillips’ cash equivalents are placed in high quality time deposits with major international banks and financial institutions, limiting Chemicals’ exposure to concentrations of credit risk.  Chemicals’ trade receivables reflect a broad customer base.  Chemicals routinely assesses the financial strength of its customers.

Note 6 - Operating Leases

Chemicals leases tank and hopper railcars, computers, office buildings and other facilities and equipment.  At June 30, 2000, future minimum payments due under non-cancelable operating leases were:

Millions of Dollars

July 1, 2000 through December 31, 2000	$12
2001	24
2002	22
2003	21
2004	24
2005	19
Remaining years	163
$285

Operating lease rental expense was $18 million for the six months ended June 30, 2000.

Note 7 - Employee Benefit Plans

Chemicals employees are included in the various employee benefit plans of Phillips.  These plans include the Retirement Income Plan, employee and retiree medical, dental and life insurance plans, the Thrift and Long-Term Stock Savings Plans of Phillips, and other such benefits.  For the purpose of these separate financial statements, Chemicals is considered to be participating in multi-employer benefit plans.  Chemicals’ share of allocated parent company employee benefit plan expenses was $14 million for the six months ended June 30, 2000.

Phillips Petroleum Company’s Chemicals Business

Notes to Combined Financial Statements

Note 8 - Taxes

Taxes charged to income were:

Millions of Dollars	Six Months Ended June 30, 2000
Taxes other than income taxes
Property	$10
Payroll	9
Other	1
20
Income taxes
Federal
Current	28
Deferred	10
Foreign
Current	7
State and local
Current	2
Deferred	2
49
Total taxes charged to income	$69

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration.  These temporary differences were $28 million at June 30, 2000.  Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.  Any loss carryforwards that have not been utilized will begin expiring in 2011.

The amounts of U.S. income before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes were:

	Six Months Ended June 30, 2000
Millions of Dollars, except percentages

Amount

Percent of Pretax Income

Income before income taxes
United States	$98	74%
Foreign	35	26
	$133	100%

Federal statutory income tax	$46	35%
State income tax	3	2
Foreign taxes in excess of federal statutory rate	1	1
Other	(1)	(1)
	$49	37%

Phillips Petroleum Company’s Chemicals Business

Notes to Combined Financial Statements

Excise taxes accrued on the sale of chemical products were less than $1 million in the first six months of 2000.  These taxes are excluded from reported revenues and expenses.

Note 9 - Cash Flow Information

Cash payments for income taxes totaled $37 million for the six months ended June 30, 2000.

Note 10 - Other Financial Information

Expensed research and development expenditures totaled $16 million for the six months ended June 30, 2000.

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

Phillips Petroleum Company’s Chemicals Business

Notes to Combined Financial Statements

Analysis of Results by Operating Segment

Millions of Dollars

Olefins & Polyolefins

Aromatics

Specialty Chemicals & Plastics

Other

Consolidated

Six Months Ended June 30, 2000

Sales & Other Operating Revenues
External customers*	$1,600	$346	$292	$—	$2,238

Operating Results	$132	$(19)	$48	$—	$161
Depreciation & amortization	(37)	(5)	(15)	—	(57)
Equity in earnings of affiliates	31	—	2	—	33
Other items	—	—	—	(4)	(4)
Income taxes	(47)	9	(13)	2	(49)
Net income (loss)	$79	$(15)	$22	$(2)	$84

Assets
Identifiable assets	$1,685	$440	$733	$—	$2,858
Investments in and advances to affiliates	485	—	59	—	544
Total assets	$2,170	$440	$792	$—	$3,402

Capital Expenditures	$15	$5	$21	$—	$41

* Includes sales to parent company’s non-chemicals businesses.

Geographic Information

	United States	Foreign Countries	Worldwide Consolidated
Outside Operating Revenues*
Six months ended June 30, 2000	$2,009	$229	$2,238

Long-Lived Assets**
June 30, 2000	2,242	185	2,427

* Revenues are attributable to countries based on the location of the operations generating the revenue.

** Includes property, plant and equipment and investments in equity affiliates.

Note 12 - Subsequent Event

Subsequent to the contribution of Chemicals to CPChem on July 1, 2000 (see Note 1 - Basis of Financial Statements), the outlook for future paraxylene market conditions deteriorated. Paraxylene, along with gasoline and certain other petroleum and chemical products, was produced at Chemicals’ Puerto Rico Core facility in Guayama, Puerto Rico.  In response to market conditions and as part of a strategic review of CPChem’s businesses, CPChem’s management decided to change the strategic direction of the facility, including a decision to shut down gasoline production, and revised the facility’s estimated remaining economic life.  As a result of these subsequent changes and developments, a property impairment related to the Puerto Rico Core facility was recorded in the fourth quarter of 2000 by CPChem.  In addition, a valuation allowance was recorded against a related deferred tax asset.  Combined, these two items resulted in a non-cash $180 million after-tax charge for CPChem.

Report of Independent Accountants

To the Board of Directors of

Chevron Corporation:

In our opinion, the accompanying combined statements of income, of changes in owner’s net investment and of cash flows present fairly, in all material respects, the results of the operations and the cash flows of Chevron Chemical Company C Chem Business for the six month period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Business’ management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 1, 2001

Chevron Chemical Company C Chem Business

Combined Statement of Income

(in millions of dollars)

Six Months Ended June 30, 2000
Revenue
Sales and other operating revenues (see Note 6)	$1,834
Other income	2
Total revenue and other income	1,836

Costs and other deductions
Purchased products (see Note 6)	1,130
Operating expenses	387
Selling, general and administrative expenses	97
Depreciation and amortization	54
Taxes other than income	18
Total costs and other deductions	1,686

Income before income tax expense	150

Income tax expense	54

Net income	$96

The accompanying notes are an integral part of these financial statements.

Chevron Chemical Company C Chem Business

Combined Statement of Changes in Owner’s Net Investment

(in millions of dollars)

Balance at December 31, 1999	$2,334

Net income	96
Net transfers to owner	(66)

Balance at June 30, 2000	$2,364

The accompanying notes are an integral part of these financial statements.

Chevron Chemical Company C Chem Business

Combined Statement of Cash Flows

(in millions of dollars)

Six Months Ended June 30, 2000
Cash flows from operating activities
Net income	$96
Add (deduct) adjustments to net income
Depreciation and amortization	54
Deferred income taxes	35
Changes in working capital:
Accounts receivable	(75)
Inventories	(7)
Prepaid expenses and other current assets	1
Accounts payable	85
Accrued liabilities	(11)
Deferred income and other taxes payable	(12)
Net cash provided by operating activities	166

Cash flows from investing activities
Capital expenditures	(81)
Net cash used in investing activities	(81)

Cash flows from financing activities
Net transfers to owner	(66)
Net cash used in financing activities	(66)

Net change in cash	19
Cash, beginning of period	13

Cash, end of period	$32

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

Property, plant and equipment

Depreciation of property, plant and equipment is determined over the assets’ useful lives, generally using the declining balance method.  Generally, the estimated useful life of plant and equipment is 20 years, and of buildings is 45 years.

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

The carrying values of long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the carrying value of an asset is assessed by reference to an estimate of the asset’s undiscounted future net cash flows.  Measurement of any impairment would include a comparison of discounted estimated future net cash flows to the net carrying value of the related assets.

Patents and licenses

Patents and licenses are amortized on a straight line basis over periods ranging from 2 to 20 years.

Environmental liabilities

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed.  Expenditures that create future benefits or contribute to future revenue generation are capitalized.

Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.  Other than for assessments, the timing and magnitude of these accruals are generally based on the Business’ commitment to a formal plan of action, such as an approved remediation plan or the sale or disposal of an asset.

The Business records the gross amount of its liability based on its best estimate of future costs using currently available technology and applying current regulations as well as the Business’ own internal environmental policies.  Future amounts are not discounted.  Recoveries or reimbursements are recorded as an asset when receipt is reasonably ensured.

Income taxes

Historically, the Business’ results have been included in the consolidated federal and state income tax returns of Chevron.  The income tax provisions in these financial statements have been determined as if the Business were a stand-alone taxable entity filing its own tax returns. Accordingly, the calculation of the tax provisions and related balances necessarily require certain assumptions, allocations and estimates which management believes are reasonable to reflect the tax amounts of the Business as a stand-alone entity.

Concentration of credit risk and significant customers

The Business does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentration of its activities.

Chevron Chemical Company C Chem Business

Notes to Combined Financial Statements

(in millions of dollars)

3.              Inventories

Substantially all chemical product inventories are accounted for on the LIFO method.  The Business reduced certain inventory quantities which were valued at different LIFO costs prevailing in prior periods.  The effect of this reduction was to increase net income by approximately $6 for the six month period ended June 30, 2000.

4.              Income Taxes

Income tax expense consists of the following:

Six Months Ended June 30, 2000
U.S. Federal
Current	$15
Deferred	35
State and local	4
Total taxes on income	$54

The Business’ effective income tax rate varied from the U.S. statutory federal income tax rate because of the following:

Six Months Ended June 30, 2000
Statutory U.S. federal income tax rate	35.0%
Effect of Foreign Sales Corporation	(2.0)
Losses of equity investee	0.6
State and local taxes on income, net of U.S. federal income tax benefit	2.4
Other	0.2
Effective tax rate	36.2%

Before-tax income for U.S. operations was $147 for the six months ended June 30, 2000.  For international operations, before tax-income was $3 for the six months ended June 30, 2000.

5.              Employee Benefit Plans

Chevron has defined benefit pension plans that covered substantially all employees of the Business.  Benefits under these plans are based primarily upon years of service and final earnings.  Chevron also provides for certain health care and life insurance plans for active and qualifying retired employees.  For purposes of these financial statements, the Business is considered to be participating in the multi-employer benefit plans of Chevron.  Charges from Chevron associated with these benefits were $9 for the six months ended June 30, 2000.

Chevron Chemical Company C Chem Business

Notes to Combined Financial Statements

(in millions of dollars)

Eligible employees of the Business also participated in various defined benefit plans of Chevron, including the Profit Sharing/Savings Plan, the Employee Stock Ownership Plan, the Management Incentive Plan, Chevron Success Sharing and the Stock Option Plan.  Charges from Chevron associated with these plans were $19 for the six months ended June 30, 2000.

After formation, the Venture established its own employee benefit plans.

6.              Related Party Transactions

A summary of transactions with Chevron and affiliated companies is shown below:

Six Months Ended June 30, 2000
Purchases from equity investees of Chevron	$181
Purchases from affiliated companies	77
Sales to affiliated companies	80
Corporate, general and administrative charges	37
Benefit plan costs	28
Current income taxes	15

Intercompany receivable, payable and other balances are non-interest bearing.  Purchases and sales from/to Chevron were recorded at prices that management believes approximate prices an unrelated third party would pay.

7.              Segment and Geographic Data and Other Data

The Business’ primary country of operation is the United States.  The Business operates in one segment, the manufacture and marketing of commodity petrochemicals and plastics.

Information about geographic areas follows:

Six Months Ended June 30, 2000
Revenues
United States	$1,815
International	19
$1,834

June 30, 2000
Long-lived assets
United States	$2,049
Other*	197
$2,246

* Includes equity investment in a 50 percent joint venture, Saudi Chevron Petrochemical Company (SCPC), which began operations in late 1999.

Chevron Chemical Company C Chem Business

Notes to Combined Financial Statements

(in millions of dollars)

Revenue for the six month period through June 30, 2000 of Saudi Chevron Petrochemical Company was $93.  The Business’ 50% of the net losses is included in operating expenses.

Research and development costs expensed by the Business were $16 for the six months ended June 30, 2000.

8.              Commitments and Contingencies

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

Future minimum lease payments under noncancelable operating leases at June 30, 2000 are as follows:

Year ending June 30,
2001	$11
2002	10
2003	6
2004	3
2005	2
Thereafter	13
$45

Rental expense under operating leases was $10 through June 30, 2000.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The executive officers and directors of Chevron Phillips Chemical Company LLC are set forth in the following table:

Name	Age	Position
James L. Gallogly	50	President and Chief Executive Officer; Nonvoting Director
C. Kent Potter	56	Senior Vice President and Chief Financial Officer; Nonvoting Director
Greg C. Garland	45	Senior Vice President, Planning & Specialty Products
J. Mike Parker	56	Senior Vice President, Aromatics & Styrenics
Rick L. Roberts	48	Senior Vice President, Manufacturing
Tim G. Taylor	49	Senior Vice President, Olefins & Polyolefins
Joe M. McKee	52	Vice President and Treasurer
Greg G. Maxwell	46	Vice President and Controller
Craig B. Glidden	45	Vice President, General Counsel and Secretary
Darald W. Callahan	60	Class C Director
Patricia E. Yarrington	46	Class C Director
John E. Lowe	44	Class P Director
Jim W. Nokes	56	Class P Director

James L. Gallogly:  Mr. Gallogly has been President and Chief Executive Officer since the inception of CPChem in July 2000.  He previously served as Senior Vice President of Chemicals for Phillips Petroleum Company (Phillips), a position he accepted in 1999.  From 1998 to 1999, he was Vice President for Olefins and Polyolefins for Phillips.  Mr. Gallogly is a Director of the American Chemistry Council and the American Plastics Council.

C. Kent Potter:  Mr. Potter has been Senior Vice President and Chief Financial Officer of CPChem since July 2000.  Mr. Potter previously served as Vice President, Finance, of Chevron Overseas Petroleum Inc., a position he accepted in 1996.

Greg C. Garland:  Mr. Garland has been Senior Vice President, Planning & Specialty Products of CPChem since October 2001.  From July 2000 to October 2001, Mr. Garland was the Senior Vice President, Planning & Strategic Transactions.  He previously served as General Manager, Qatar/Middle East for Phillips, a position to which he was named in 1997.

J. Mike Parker:  Mr. Parker has been Senior Vice President, Aromatics & Styrenics of CPChem since October 2001.  From July 2000 to October 2001, Mr. Parker was Senior Vice President of Aromatics.  He previously served Chevron Chemical Company LLC (Chevron Chemical) as General Manager, Olefins & Plastics, a position to which he was appointed in 1999.  From 1998 to 1999, he was General Manager for BTX/Styrene at Chevron Chemical.

Rick L. Roberts:  Mr. Roberts has been Senior Vice President, Manufacturing of CPChem since October 2001.  From July 2000 to October 2001, Mr. Roberts was Vice President of Manufacturing for Olefins & Polyolefins.  Prior to the formation of CPChem, he served Chevron Chemical as Plant Manager at Cedar Bayou.  From 1994 to 1999, he was Manager of the Chevron U.S.A. Inc. refinery in Hawaii.

Tim G. Taylor:  Mr. Taylor has been Senior Vice President, Olefins & Polyolefins of CPChem since July 2000.  He previously served Phillips as Polyolefins Manager.  Before being named to that position in 1999, Mr. Taylor was worldwide Manager for Polyethylene.  From 1995 to 1999, Mr. Taylor held several management positions in Chemicals and Plastics, including Worldwide Manager of Polyethylene and Manager of Plastics Operations.

Joe M. McKee:  Mr. McKee has been Vice President and Treasurer for CPChem since July 2000.  Prior to assuming his current position, he served as Finance Manager for the Americas Division of Phillips Exploration and Production, a position to which he was appointed in 1993.

Greg G. Maxwell:  Mr. Maxwell has been Vice President and Controller for CPChem since July 2000.  Prior to assuming his current position, he served as General Auditor for Phillips, a position to which he was appointed in 1998.

Craig B. Glidden:  Mr. Glidden has been Vice President, General Counsel and Secretary for CPChem since July 2000.  In 1996, Mr. Glidden founded Glidden Partners LLP, a business litigation firm, and was managing partner of the firm until joining CPChem in 2000.

Darald W. Callahan:  Mr. Callahan currently serves as Executive Vice President, Power, Chemicals and Technology at ChevronTexaco Corporation (ChevronTexaco), a position to which he was appointed upon the formation of ChevronTexaco in October 2001.  Prior to the merger of Chevron Corporation (Chevron) and Texaco Inc., he served Chevron as an Executive Vice President responsible for human resources; technology, chemical additives and coal companies; CPChem; the Dynegy power and natural gas business; and Chevron’s joint venture with Sasol.  From 1999 to 2000, he served as President of Chevron Chemical, which subsequently became a part of CPChem, and prior to 1999, he served as Senior Vice President of Chevron Chemical.  He also serves as a Director of Dynegy Inc.

Patricia E. Yarrington:  Ms. Yarrington currently serves as Vice President, Public and Government Affairs at ChevronTexaco, a position to which she was named in 2002.  Ms. Yarrington previously served ChevronTexaco as Vice President, Strategic Planning, a position to which she was appointed upon the formation of ChevronTexaco in 2001.  She served in a similar position, Vice President of Strategic Planning and Development, with Chevron prior to the merger of Chevron and Texaco Inc., which she assumed in August 2000.  In 1998, she was appointed President of Chevron Canada Ltd.

John E. Lowe:  Mr. Lowe currently serves as Executive Vice President, Planning and Strategic Transactions for ConocoPhillips, a position to which he was appointed in 2002.  Mr. Lowe previously served as Senior Vice President, Corporate Strategy and Development for Phillips, a position to which he was appointed in 2001, and as Senior Vice President of Planning and Strategic Transactions in 2000.  In 1999, he served as Vice President, Planning and Strategic Transactions and Manager of Strategic Growth Projects for Phillips.  From 1997 to 1999, he was Supply Chain Manager in Refining, Marketing and Transportation for Phillips.  Mr. Lowe serves as a Director of Duke Energy Field Services, LLC.

Jim W. Nokes:  Mr. Nokes currently serves as Executive Vice President, Refining, Marketing, Supply and Transportation for ConocoPhillips, a position to which he was appointed in 2002.  Mr. Nokes previously served Conoco Inc. (Conoco) as Executive Vice President, Worldwide Refining, Marketing, Supply and Transportation, a position to which he was named in 1999.  Prior to 1999, he served as President of North American refining and marketing for Conoco.

Item 11.  Executive Compensation

Summary Compensation Table

The table below provides information regarding the compensation earned by CPChem’s Chief Executive Officer and the next four most highly compensated executive officers (collectively, the “named executive officers”) during the years ended December 31, 2002 and 2001, and the six months ended December 31, 2000.

For the six months ended December 31, 2000, either ConocoPhillips or ChevronTexaco paid the compensation shown below of the named executive officers and CPChem reimbursed the parents for such amounts.

				Long-term Compensation
		Annual Compensation		Awards	Payouts	All Other
Name and Principal Position	Year (a)	Salary	Bonus	Options	LTIP	Compensation (b)
James L. Gallogly	2002	$460,648	$333,700	55,000	$850,000	$23,367
President and	2001	438,471	212,182	59,108	850,000	14,425
Chief Executive Officer	2000	207,498	135,814	—	—	268

C. Kent Potter	2002	264,450	147,641	18,500	330,000	13,647
Senior Vice President and	2001	253,500	106,683	19,874	320,000	7,344
Chief Financial Officer	2000	120,000	56,571	—	—	777

Greg C. Garland	2002	262,752	113,488	18,200	330,000	13,125
Senior Vice President,	2001	237,016	114,296	14,574	311,686	7,496
Planning & Specialty Products	2000	110,000	44,542	—	—	104

Tim G. Taylor	2002	279,177	118,372	23,400	320,000	14,244
Senior Vice President,	2001	268,125	94,421	25,339	361,280	8,579
Olefins & Polyolefins	2000	127,500	60,097	—	—	142

Craig B. Glidden	2002	285,851	160,974	19,900	210,000	14,535
Vice President,	2001	273,650	162,747	21,530	200,000	8,658
General Counsel & Secretary	2000	130,000	55,714	—	—	850

(a)          The amounts shown for 2000 are for the six months ended December 31, 2000.

(b)         During 2002, Messrs. Gallogly, Potter, Garland, Taylor and Glidden received company contributions to their savings plan accounts of $22,589, $13,198, $12,707, $13,769 and $14,049, respectively, and life insurance premiums of $778, $449, $418, $475 and $486, respectively, were paid on their behalf.  During 2001, those officers received company contributions to their savings plan accounts of $13,774, $6,926, $7,113, $8,137 and $8,210, respectively, and life insurance premiums of $651, $418, $383, $442 and $448, respectively, were paid on their behalf.  During the last six months of 2000, life insurance premiums of $268, $777, $104, $142 and $850, respectively, were paid on their behalf.

Option Grants and Options Exercised During 2002

There were no options to purchase securities of CPChem granted during 2002 nor were any outstanding as of December 31, 2002.  However, under CPChem’s Long-Term Incentive Plan (LTIP), phantom share options were granted to the named executive officers.  The following table sets forth information concerning such grants.

	Number of Options	Percent of Total Options Granted to Employees	Exercise Price per	Expiration	Potential Realizable Value at Assumed Annual Rates of Price Appreciation for Option Term (b)
Name	Granted (a)	in 2002	Share	Date	@ 5%	@ 10%
James L. Gallogly	55,000	18.3%	$22.74	12/31/2011	$786,500	$1,993,200

C. Kent Potter	18,500	6.2	22.74	12/31/2011	264,550	670,440

Greg C. Garland	18,200	6.1	22.74	12/31/2011	260,260	659,568

Tim G. Taylor	23,400	7.8	22.74	12/31/2011	334,620	848,016

Craig B. Glidden	19,900	6.6	22.74	12/31/2011	284,570	721,176

(a)          The phantom share options vest in one-third (1/3) increments on each anniversary of the grant date, which was January 1, 2002 for all of the options listed above.  Upon exercise, the option holder is entitled to receive in cash the difference between the exercise price and the market value per share on the valuation date immediately prior to the exercise date.

(b)         Potential realizable value is based on the assumption that the market value per share appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term.  The market value per share at the end of the option term for the options are $37.04 and $58.98, assuming 5% and 10% appreciation rates, respectively.  The amounts of hypothetical appreciation reflect required calculations at rates set by the Securities and Exchange Commission and, therefore, are not intended to represent either historical appreciation or anticipated future appreciation in the market value per share.

Aggregated Option Exercises in 2002 and Option Values at December 31, 2002

The following table provides information concerning the exercise of phantom share options and the value of unexercised options at year-end.  The value of unexercised options is based on the market value determined on July 1, 2002 (see following discussion on the LTIP).

	Shares Acquired on	Value	Number of Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James L. Gallogly	—	$—	19,703	94,405	$—	$—

C. Kent Potter	—	—	6,625	31,749	—	—

Greg C. Garland	—	—	4,858	27,916	—	—

Tim G. Taylor	—	—	8,446	40,293	—	—

Craig B. Glidden	—	—	7,177	34,253	—	—

Long-Term Incentive Plans

In 2001, CPChem’s Board of Directors adopted the Chevron Phillips Chemical Company LLC Long-Term Incentive Plan for selected key employees.  The plan provides for two types of awards: phantom share options and target awards.  The Compensation Committee has the sole discretion to determine which employees receive phantom options or target awards.

Phantom options have an exercise price equal to the market value per share as of the grant date.  The market value per share is determined each January 1 and July 1, and is equal to an amount calculated by multiplying CPChem’s average annual EBITDA, as defined in the LTIP, by the EBITDA multiple of a group of comparable, publicly-traded chemical companies, and dividing this amount by 100,000,000.  The options vest in one-third increments on each anniversary of the grant date and remain exercisable until the tenth anniversary of the grant date.  Upon exercise, the option holder is entitled to receive in cash the appreciation in value between the exercise price and the market value per share as of the exercise date.

The Compensation Committee sets target awards at the time such awards are granted.  The amount payable as a target award is determined at the end of each performance cycle, typically three years, by comparing CPChem’s average return on assets for the performance cycle with a group of comparable companies selected by the Compensation Committee.  This comparison yields a percentile ranking, which is used to determine the amount of the award as a percentage of the target award.

LTIP Awards in 2002

	Target	Performance Period Until	Estimated Future Payouts Under Non-Stock-Price-Based-Plans (a)
Name	Award	Payout	Threshold	Target	Maximum
James L. Gallogly	$479,800	12/31/2004	$239,900	$479,800	$959,600

C. Kent Potter	161,300	12/31/2004	80,650	161,300	322,600

Greg C. Garland	158,700	12/31/2004	79,350	158,700	317,400

Tim G. Taylor	204,400	12/31/2004	102,200	204,400	408,800

Craig B. Glidden	173,900	12/31/2004	86,950	173,900	347,800

(a)          The LTIP provides for a payout of 50% of the target award if CPChem’s return on assets is at least equal to the 40th percentile when compared with the peer group (threshold performance), with a maximum payout of 200% of the target award.  However, the Compensation Committee has the sole discretion to increase or decrease any amounts payable under the LTIP.

Special Synergy Incentive Plan

The Special Synergy Incentive Plan (SSIP) is intended to provide incentive for selected senior management and other key employees to achieve in excess of $150 million in annually recurring synergies and cost savings on or before June 30, 2002.  The participants in the SSIP were nominated by CPChem’s President and Chief Executive Officer and confirmed by the Compensation Committee, which also determines awards granted under the SSIP.  As provided in the SSIP, awards were paid in March 2002 as CPChem had achieved more than $200 million in recurring synergies by the end of 2001.  Supplemental awards will be paid in March 2003 as CPChem achieved additional recurring synergies as of June 30, 2002.  The SSIP expired on June 30, 2002.

Pension Plans

Retirement Plan

CPChem’s retirement plan is a defined benefit plan and applies to most U.S.-based employees.  Eligible employees automatically participate in the plan and began accruing benefits from January 1, 2001 or their first day of employment if employed after that date.  Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with ConocoPhillips or ChevronTexaco or their affiliates.  The CPChem retirement benefit consists of two components: a career average pay benefit and a variable annuity benefit.  Each year employees receive an annual credit equal to 1% of eligible compensation for that year.  Discretionary upgrades to increase the career average pay benefit may be made as often as every three years provided CPChem’s performance metrics support the additional cost.  The variable annuity benefit is the second component of the CPChem retirement plan and is made up of a monthly credit equal to 1% of each eligible employee’s compensation for that month.  Additional credits may be made, at the discretion of CPChem’s Board of Directors, at rates ranging from 0% to 10% of the total amount in each eligible employee’s variable annuity account.  Upon retirement, the accrued benefit may be paid as a lump sum payment or converted to a monthly benefit.  If a lump sum payment is elected, that payment may be rolled over to an individual retirement account or individual retirement annuity of another employer’s plan.

If an employee leaves CPChem for any reason prior to retirement and is vested, the accrued benefit may either be paid out at that time in accordance with the options described above or remain in the plan until the individual’s early or normal retirement date, at which time the accrued benefit may be paid out as a lump sum or converted to a monthly benefit.  Eligible employees that came to CPChem from either parent on January 1, 2001 will receive an adjustment to their retirement benefit.  This adjustment will ensure that an employee’s retirement benefit will not be adversely affected as a result of that employee’s ceasing to accumulate service credit under either parent’s pension plan.

Supplemental Executive Retirement Plan

The supplemental executive retirement plan applies to designated officers and key executives who receive a retirement benefit under the retirement plan and who have had the amount of that benefit reduced due to required limitations under the Internal Revenue Code of 1986, as amended, or by reason of deferral of compensation under CPChem’s executive deferred compensation plan.  The eligible employee’s benefit under this plan is equal to the difference between (a) the amount the employee would have received under the retirement plan without regard to the limitations imposed by the Internal Revenue Code and the amounts deferred by the employee under CPChem’s executive deferred compensation plan, and (b) the amount of the employee’s retirement benefit payable under the retirement plan.

The payment options under the supplemental executive retirement plan are generally the same as those offered under the CPChem Retirement Plan.

Estimated Retirement Benefits

The estimated annual benefits payable upon retirement at normal retirement age (defined in the retirement plan as age 65) for each of the named executive officers are as follows:

Name	Estimated Retirement Benefits
James L. Gallogly	$226,273
C. Kent Potter	87,985
Greg C. Garland	133,447
Tim G. Taylor	132,671
Craig B. Glidden	108,889

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

CPChem is a limited liability company, wholly owned by ChevronTexaco and ConocoPhillips, either directly or indirectly through their wholly-owned subsidiaries.  ChevronTexaco’s ownership interest is held entirely by Chevron U.S.A. Inc., its wholly-owned subsidiary.  ConocoPhillips’ ownership interest is held by ConocoPhillips Company, WesTTex 66 Pipeline Company, Phillips Chemical Holdings Company and Phillips Petroleum International Corporation, all wholly-owned subsidiaries of ConocoPhillips.  The following information is given with respect to the Owners’ interests in CPChem as of the date of this annual report.

Name and Address of Owner

Title of Class

Percentage of Ownership

Chevron U.S.A. Inc. 6001 Bollinger Canyon Road San Ramon, California 94583	Class C	50.0%

ConocoPhillips Company 600 North Dairy Ashford Houston, TX 77079	Class P	38.0%

Phillips Petroleum International Corporation 600 North Dairy Ashford Houston, TX 77079	Class P	9.5%

WesTTex 66 Pipeline Company 600 North Dairy Ashford Houston, TX 77079	Class P	2.1%

Phillips Chemical Holdings Company 600 North Dairy Ashford Houston, TX 77079	Class P	0.4%

Item 13.  Certain Relationships and Related Transactions

All of the related transactions described below are on terms substantially no more favorable than those that would have been agreed upon by third parties on an arm’s-length basis.

Services Agreements.  CPChem is a party to a General Services Agreement with ChevronTexaco and a Services Agreement with ConocoPhillips, under which ChevronTexaco and ConocoPhillips provide CPChem with personnel, equipment and technology primarily for research, technology development, laboratory services, environmental management services, and engineering and project management support.  ChevronTexaco and ConocoPhillips charge CPChem for these services according to the rates agreed upon in these services agreements.  CPChem has also entered into other agreements with affiliates of ChevronTexaco and ConocoPhillips that cover the provision of additional services including, but not limited to, security services and pipeline operating services.

Intellectual Property Agreements.  In connection with the formation of the company, CPChem entered into a Tradename License Agreement with ChevronTexaco and ConocoPhillips, a General Trademark Assignment Agreement with ConocoPhillips, and separate Intellectual Property Agreements with each assigning or exclusively licensing rights to certain intellectual property owned by ChevronTexaco and ConocoPhillips.

Common Facility Operating Agreements and Supply Agreements.  CPChem is a party to Common Facilities Operating Agreements with ConocoPhillips and ChevronTexaco related to the operation of the chemical facilities located within their refineries in Sweeny, Borger, and Pascagoula.  CPChem is a party to supply agreements with ConocoPhillips and ChevronTexaco under which CPChem purchases various products produced in these refineries, and ConocoPhillips and ChevronTexaco purchase various products CPChem produces in the chemical facilities.  CPChem is also a party to an agreement with ConocoPhillips under which it purchases low-sulfur kerosene and solvent extraction diluents produced at ConocoPhillips’ refinery located in Woods Cross, Utah.

Feedstock Agreements.  CPChem is a party to contracts with each of ConocoPhillips, Duke Energy Field Services, LLC, an affiliate of ConocoPhillips, and Dynegy Inc., an affiliate of ChevronTexaco, under which they supply CPChem with natural gas liquid feedstocks.

Sales Agency Agreements.  CPChem is a party to two sales agency agreements with ConocoPhillips under which it markets and sells certain chemical products produced by ConocoPhillips at its Borger and Sweeny refineries.

Polyethylene Pipe.  CPChem’s Performance Pipe division sells polyethylene pipe to ConocoPhillips.  CPChem does not have a long-term sales agreement with ConocoPhillips for the supply of polyethylene pipe; consequently, all of the sales in 2002 were made pursuant to individual purchase orders.

Item 14.  Controls and Procedures

Within 90 days prior to the date of this report, and with the participation of management, CPChem’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of CPChem’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-14).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that CPChem’s disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports CPChem files under Section 15(d) of the Securities Exchange Act.

There were no significant changes in CPChem’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)                    The financial statements listed in the Index to Consolidated Financial Statements on page 35 are filed as part of this annual report.

(a)(2)                    The following schedule is presented as required.  All other schedules are omitted because the information is not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

Chevron Phillips Chemical Company LLC

Schedule II – Valuation and Qualifying Accounts

Millions	Allowance for Doubtful Accounts	Deferred Income Tax Valuation Allowance (a)
Balance on July 1, 2000	$3	$—
Additions (b)	1	92
Deductions (c)	(1)	—
Balance on December 31, 2000	3	92
Additions (b)	6	83
Deductions (c)	(3)	—
Balance on December 31, 2001	6	175
Additions (b)	4	6
Deductions (c)	(3)	—
Balance on December 31, 2002	$7	$181

(a)          Additions were generally offset by tax benefits of related losses.

(b)         Charged to expense.

(c)          Receivables written off less recoveries, if any.

(a)(3)                    The exhibits listed in the Index of Exhibits on pages 104 and 105 are filed as part of this annual report.

(b)                                 There were no Reports on Form 8-K filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: March 11, 2003	/s/ C. Kent Potter
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

Signature	Title	Date

/s/ James L. Gallogly	President and Chief Executive Officer	March 11, 2003
James L. Gallogly

/s/ C. Kent Potter	Senior Vice President and	March 11, 2003
C. Kent Potter	Chief Financial Officer

/s/ Greg G. Maxwell	Vice President and Controller	March 11, 2003
Greg G. Maxwell

/s/ Darald W. Callahan	Director	March 11, 2003
Darald W. Callahan

/s/ John E. Lowe	Director	March 11, 2003
John E. Lowe

/s/ Jim W. Nokes	Director	March 11, 2003
Jim W. Nokes

/s/ Patricia E. Yarrington	Director	March 11, 2003
Patricia E. Yarrington

CERTIFICATIONS

I, James L. Gallogly, certify that:

1.               I have reviewed this annual report on Form 10-K of Chevron Phillips Chemical Company LLC;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	/s/ James L. Gallogly
James L. Gallogly
President and Chief Executive Officer

I, C. Kent Potter, certify that:

1.               I have reviewed this annual report on Form 10-K of Chevron Phillips Chemical Company LLC;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	/s/ C. Kent Potter
C. Kent Potter
Senior Vice President and Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

No annual report to security holders covering the Registrant’s last fiscal year has been sent to the Registrant’s security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the Registrant’s security holders with respect to any annual or other meeting of security holders.  No such report or proxy material is expected to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

INDEX OF EXHIBITS

Exhibit No.	Document

*3.1	Certificate of Formation of Chevron Phillips Chemical Company LLC, dated May 23, 2000 (Exhibit No. 3.1 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*3.2	Certificate of Limited Partnership of Chevron Phillips Chemical Company LP, dated April 26, 2000 (Exhibit No. 3.2 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*3.3

Certificate of Amendment to Certificate of Limited Partnership of Chevron Phillips Chemical Company LP, dated May 23, 2000 (Exhibit No. 3.3 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*3.4

Second Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated July 1, 2002, by and between ChevronTexaco Corporation, Phillips Petroleum Company, Chevron U.S.A. Inc., Phillips Chemical Holding Company, WesTTex 66 Pipeline Company and Phillips Petroleum International Corporation (Exhibit No. 3.4 to CPChem’s Registration Statement on Form S-4 dated August 6, 2002).

*3.5	Agreement of Limited Partnership of Chevron Phillips Chemical Company LP, dated April 26, 2000 (Exhibit No. 3.5 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*4.1

Indenture, dated as of March 19, 2001 between Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Issuers, and The Bank of New York as Trustee (Exhibit No. 4.1 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*4.2

364-Day Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, The Bank of Tokyo-Mitsubishi Ltd., Sumitomo Mitsui Banking Corporation and certain lenders from time to time thereto, dated as of August 29, 2002 (Exhibit No. 4.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*4.3

Three-Year Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, The Bank of Tokyo-Mitsubishi Ltd., Sumitomo Mitsui Banking Corporation and certain lenders from time to time thereto, dated as of August 29, 2002 (Exhibit No. 4.2 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.1

Contribution Agreement by and among Phillips Petroleum Company, Chevron Corporation and Chevron Phillips Chemical Company LLC, dated May 23, 2000 (Exhibit No. 10.1 to CPChem’s Registration Statement on Form S-4/A dated May 10, 2001).

*10.2

Letter Agreement dated July 5, 2001, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC (Exhibit No. 10.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Letter Agreement dated February 24, 2003, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC.

*10.4	Chevron Phillips Chemical Company LP Executive Deferred Compensation Plan, effective January 1, 2001 (Exhibit No. 10.2 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*10.5	Chevron Phillips Chemical Company LP Supplemental Executive Retirement Plan (Exhibit No. 10.3 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*10.6	Chevron Phillips Chemical Company LLC Long-Term Incentive Plan (Exhibit No. 10.5 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.7	Chevron Phillips Chemical Company LLC Annual Incentive Plan (Exhibit No. 10.6 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.8	Chevron Phillips Chemical Company LP Special Synergy Incentive Plan (Exhibit No. 10.7 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2001).

21.1	Subsidiaries of the Registrant.

24.1	Powers of Attorney (included in signature pages).

* Incorporated by reference as indicated.