Form 10-Q
period 2003-03-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2003-05-07
CIK 1127399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☐      No  ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
Millions	2003	2002
Revenue
Net sales	$1,796	$1,147
Equity in income (loss) of affiliates, net	6	(1)
Other income	18	14
Total revenue	1,820	1,160

Costs and Expenses
Cost of goods sold	1,775	1,063
Selling, general and administrative	100	91
Research and development	11	11
Total costs and expenses	1,886	1,165

Income (Loss) Before Interest and Taxes	(66)	(5)

Interest income	1	2
Interest expense	(16)	(18)

Income (Loss) Before Taxes	(81)	(21)

Income taxes	(1)	(1)

Net Income (Loss)	(82)	(22)

Distributions on members’ preferred interests	(6)	—

Income (Loss) Attributed to Members’ Interests	$(88)	$(22)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$58	$39
Accounts receivable, net	1,006	797
Inventories	636	702
Other current assets	23	23
Total current assets	1,723	1,561

Property, plant and equipment, net	3,921	3,950
Investments in and advances to affiliates	550	515
Other assets and deferred charges	73	83

Total Assets	$6,267	$6,109

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$684	$596
Accrued income and other taxes	25	53
Secured borrowings and other debt	305	294
Other current liabilities	89	108
Total current liabilities	1,103	1,051

Long-term debt	1,356	1,190
Other liabilities and deferred credits	144	117

Total liabilities	2,603	2,358

Members’ preferred interests	250	250

Members’ capital	3,406	3,494
Accumulated other comprehensive income	8	7

Total Liabilities and Members’ Equity	$6,267	$6,109

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
Millions	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$(82)	$(22)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	69	67
Undistributed equity in losses (income) of affiliates, net	(6)	5
Changes in operating working capital	(134)	(53)
Other operating cash flow activity	22	17
Net cash flows provided by (used in) operating activities	(131)	14

Cash Flows From Investing Activities
Capital and investment expenditures	(34)	(65)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	(25)	(79)
Net cash flows used in investing activities	(59)	(144)

Cash Flows From Financing Activities
Increase in commercial paper, net	165	101
Increase (decrease) in secured borrowings, net	10	(19)
Increase in other debt, net	2	—
Contributions from members, net	32	10
Post-closing adjustments from members, net	—	7
Net cash flows provided by financing activities	209	99

Net Increase (Decrease) in Cash and Cash Equivalents	19	(31)
Cash and Cash Equivalents at Beginning of Period	39	111

Cash and Cash Equivalents at End of Period	$58	$80

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  General Information

The company, through its subsidiaries, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in existence or under construction in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Chevron Phillips Chemical Company LLC is owned 50% each by ChevronTexaco Corporation (ChevronTexaco) and ConocoPhillips (collectively, the “members”).

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2002.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Note 2.  New Accounting Pronouncements

Effective January 1, 2003, CPChem adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets.  This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable.  That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated.  The liability is adjusted each reporting period for accretion, with a charge to the statement of operations.  Implementation of this standard did not have a material impact on consolidated results of operations, financial position or liquidity.

Also effective January 1, 2003, CPChem adopted SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability occurs, and that the liability be measured initially at fair value.  The liability is adjusted each reporting period for accretion, with a charge to the statement of operations.  Implementation of this standard did not have a material impact on consolidated results of operations, financial position or liquidity.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45).  For guarantees issued or modified on or after January 1, 2003, FIN No. 45 requires a guarantor to recognize, at the inception of a new guarantee or at the modification of an existing guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under guarantees issued prior to January 1, 2003.  Implementation of FIN No. 45 was effective immediately upon its release.  There have been no issuances of new guarantees or modifications of existing guarantees by CPChem in 2003.  See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of guarantees and commitments. Implementation of FIN No. 45 had no impact on results of operations or financial condition.

Note 3.  Comprehensive Income (Loss)

	Three months ended March 31,
Millions	2003	2002
Net income (loss)	$(82)	$(22)
Foreign currency translation adjustments	4	(2)
Minimum pension liability adjustment	(3)	—
Comprehensive income (loss)	$(81)	$(24)

Note 4.  Taxes

CPChem is treated as a flow-through entity for federal income tax purposes, whereby each member is taxable on its respective share of income and losses.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.  CPChem follows the liability method of accounting for these income taxes.

Note 5.  Guarantees and Commitments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1997 to develop a world-scale petrochemical complex in Qatar in the Middle East.  The complex is currently undergoing commissioning.  At March 31, 2003, $750 million had been drawn by Q-Chem under a 1999 bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain debt service and operating reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.

CPChem advanced Q-Chem $210 million in 2002 under the subordinated loan agreement, of which $79 million was advanced in the first three months.  CPChem advanced Q-Chem another $25 million in the first three months of 2003 under the subordinated loan agreement, bringing total advances to Q-Chem to $235 million at March 31, 2003, excluding interest.  CPChem expects to advance Q-Chem an estimated $160 million during the remainder of 2003 under the subordinated loan agreement.  CPChem will have no further obligation to make advances under the subordinated loan agreement upon completion of the facilities, as defined in the bank financing agreements.  CPChem anticipates that the project will be completed prior to August 2003.

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

CPChem also agreed to provide loans to Q-Chem during the first 33 months of commercial operation if there is insufficient cash to pay the target debt service amount.  These loans are limited to an amount equal to lost operating margins resulting from sales volumes being less than 100% of design capacity.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem has entered into an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production.  CPChem has also entered into an offtake and credit risk agreement with Q-Chem, under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement.  The offtake and credit risk agreement expires upon the earlier of the repayment in full by Q-Chem of its $750 million bank financing, scheduled to mature in 2012, or any refinancing thereof.  CPChem expects that it will be able to sell all the production under the terms of the agency agreement.

Should the Q-Chem 1-hexene unit fail to operate as designed, CPChem has guaranteed to compensate Q-Chem for any economic loss of diverting surplus ethylene not used to produce 1-hexene to the HDPE units.  CPChem believes the risk of the 1-hexene unit failing to operate as designed is remote.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (Saudi Chevron Phillips) is a 50%-owned joint venture located in Al Jubail, Saudi Arabia.  Saudi Chevron Phillips was financed with loans from Saudi Arabian commercial banks and a government agency.  The loans are payable in installments and mature in 2009.  The co-venturers have a several obligation of up to $25 million each to fund debt service requirements in the event Saudi Chevron Phillips has insufficient cash to pay debt service.  In addition, under the terms of a sales and marketing agreement that runs through 2026, CPChem is obligated to purchase, at market price, 100% of production from the plant less any quantities sold by Saudi Chevron Phillips in the Middle East region.  CPChem believes it is unlikely that any funding under the debt service obligation will be required and further believes that it will continue to be able to sell all the production required under the terms of the sales and marketing agreement.

Residual Lease Guarantee

CPChem’s headquarters building is leased under a synthetic lease agreement entered into in 2002 that contains a fixed price purchase option and a residual guarantee.  The option amount was considered to be the fair market value of the building at the inception of the lease.  If CPChem does not exercise the purchase option upon the expiration of the lease in 2007, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed $27 million.  CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to results of operations, financial position or liquidity.

Note 6.  Investments

Summarized financial information for Q-Chem and Saudi Chevron Phillips, and for all other equity investments of CPChem in the aggregate, follows:

	Three months ended March 31,
Millions	2003	2002
Q-Chem
Revenues	$—	$—
Income (loss) before income taxes	(6)	(5)
Net income (loss)	(6)	(5)

Saudi Chevron Phillips
Revenues	93	54
Income (loss) before income taxes	24	(2)
Net income (loss)	24	(2)

Other equity investments
Revenues	156	136
Income before income taxes	1	4
Net income	—	2

Note 7.  Trade Receivables Securitization

CPChem had $300 million of secured borrowings outstanding at March 31, 2003 and $290 million of secured borrowings outstanding at December 31, 2002 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $532 million and $393 million of trade receivables, respectively.  The trade receivables securitization agreement expires on May 21, 2003.  CPChem has commitments from banks, subject to final documentation, to renew the receivables securitization agreement for an additional 364 days on terms substantially identical to the current agreement.

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

As facts concerning contingencies become known, CPChem reassesses its position both with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to that of other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during the administrative and litigation process.

CPChem is a party to a number of legal proceedings pending in various courts or agencies for which, in many instances, no provision has been made.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

Note 9.  Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended March 31, 2003
Net sales - external	$1,026	$670	$100	$—	$1,796
Net sales - inter-segment	68	42	—	(110)	—
Income (loss) before interest & taxes	(75)	3	10	(4)	(66)

Three months ended March 31, 2002
Net sales - external	681	381	85	—	1,147
Net sales - inter-segment	55	22	—	(77)	—
Income (loss) before interest & taxes	—	(12)	10	(3)	(5)

Total assets - March 31, 2003	3,682	1,909	479	197	6,267
Total assets - December 31, 2002	3,620	1,815	468	206	6,109

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

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,601	$318	$(123)	$1,796
Equity in income (loss) of affiliates	(64)	(3)	(96)	169	6
Other income	—	28	32	(42)	18
Total revenue	(64)	1,626	254	4	1,820

Costs and Expenses
Cost of goods sold	—	1,598	290	(113)	1,775
Selling, general and administrative	—	124	28	(52)	100
Research and development	—	11	—	—	11
Total costs and expenses	—	1,733	318	(165)	1,886

Income (Loss) Before Interest & Taxes	(64)	(107)	(64)	169	(66)

Interest income	—	3	1	(3)	1
Interest expense	(18)	—	(1)	3	(16)

Income (Loss) Before Taxes	(82)	(104)	(64)	169	(81)

Income taxes	—	—	(1)	—	(1)

Net Income (Loss)	(82)	(104)	(65)	169	(82)

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income (Loss) Attributed to Members’ Interests	$(88)	$(104)	$(65)	$169	$(88)

Note 10. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,022	$183	$(58)	$1,147
Equity in income (loss) of affiliates	(5)	(15)	(14)	33	(1)
Other income	—	30	23	(39)	14
Total revenue	(5)	1,037	192	(64)	1,160

Costs and Expenses
Cost of goods sold	—	946	174	(57)	1,063
Selling, general and administrative	—	98	33	(40)	91
Research and development	—	11	—	—	11
Total costs and expenses	—	1,055	207	(97)	1,165

Income (Loss) Before Interest & Taxes	(5)	(18)	(15)	33	(5)

Interest income	—	1	1	—	2
Interest expense	(17)	—	(1)	—	(18)

Income (Loss) Before Taxes	(22)	(17)	(15)	33	(21)

Income taxes	—	—	(1)	—	(1)

Net Income (Loss)	$(22)	$(17)	$(16)	$33	$(22)

Note 10. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
March 31, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$28	$30	$—	$58
Accounts receivable, net	228	575	786	(583)	1,006
Inventories	—	526	110	—	636
Other current assets	1	15	7	—	23
Total current assets	229	1,144	933	(583)	1,723

Property, plant and equipment, net	—	3,606	315	—	3,921
Investments in and advances to affiliates	5,653	68	5,158	(10,329)	550
Other assets and deferred charges	22	869	12	(830)	73

Total Assets	$5,904	$5,687	$6,418	$(11,742)	$6,267

Current liabilities
Accounts payable	$61	$818	$388	$(583)	$684
Secured borrowings and other debt	—	1	304	—	305
Other current liabilities	9	92	13	—	114
Total current liabilities	70	911	705	(583)	1,103

Long-term debt	1,346	10	—	—	1,356
Other liabilities and deferred credits	832	111	31	(830)	144

Total liabilities	2,248	1,032	736	(1,413)	2,603

Members’ preferred interests	250	—	—	—	250

Members’ capital	3,406	4,655	5,674	(10,329)	3,406
Accumulated other comprehensive income	—	—	8	—	8

Total Liabilities and Members’ Equity	$5,904	$5,687	$6,418	$(11,742)	$6,267

Note 10. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
December 31, 2002

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$9	$30	$—	$39
Accounts receivable, net	232	370	636	(441)	797
Inventories	—	593	109	—	702
Other current assets	2	18	3	—	23
Total current assets	234	990	778	(441)	1,561

Property, plant and equipment, net	—	3,659	291	—	3,950
Investments in and advances to affiliates	5,688	71	5,216	(10,460)	515
Other assets and deferred charges	23	995	22	(957)	83

Total Assets	$5,945	$5,715	$6,307	$(11,858)	$6,109

Current liabilities
Accounts payable	$57	$727	$253	$(441)	$596
Secured borrowings and other debt	—	1	293	—	294
Other current liabilities	12	134	15	—	161
Total current liabilities	69	862	561	(441)	1,051

Long-term debt	1,180	10	—	—	1,190
Other liabilities and deferred credits	952	93	29	(957)	117

Total liabilities	2,201	965	590	(1,398)	2,358

Members’ preferred interests	250	—	—	—	250

Members’ capital	3,494	4,750	5,710	(10,460)	3,494
Accumulated other comprehensive income	—	—	7	—	7

Total Liabilities and Members’ Equity	$5,945	$5,715	$6,307	$(11,858)	$6,109

Note 10. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(82)	$(104)	$(65)	$169	$(82)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	65	4	—	69
Undistributed equity in losses (income) of affiliates, net	64	3	96	(169)	(6)
Changes in operating working capital	(25)	(69)	(40)	—	(134)
Other operating cash flow activity	(126)	145	3	—	22
Net cash flows provided by (used in) operating activities	(169)	40	(2)	—	(131)

Cash Flows From Investing Activities
Capital and investment expenditures	—	(21)	(13)	—	(34)
Advances to Q-Chem	—	—	(25)	—	(25)
Increase in other investments	(28)	—	—	28	—
Net cash flows used in investing activities	(28)	(21)	(38)	28	(59)

Cash Flows From Financing Activities
Increase in commercial paper, net	165	—	—	—	165
Increase in secured borrowings, net	—	—	10	—	10
Increase in other debt, net	—	—	2	—	2
Contributions from members, net	32	—	28	(28)	32
Net cash flows provided by financing activities	197	—	40	(28)	209

Net Increase in Cash and Cash Equivalents	—	19	—	—	19
Cash and Cash Equivalents at Beginning of Period	—	9	30	—	39

Cash and Cash Equivalents at End of Period	$—	$28	$30	$—	$58

Note 10. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(22)	$(17)	$(16)	$33	$(22)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	63	4	—	67
Undistributed equity in losses (income) of affiliates, net	36	21	18	(70)	5
Changes in operating working capital	(32)	(57)	36	—	(53)
Other operating cash flow activity	(19)	34	2	—	17
Net cash flows provided by (used in) operating activities	(37)	44	44	(37)	14

Cash Flows From Investing Activities
Capital and investment expenditures	—	(63)	(2)	—	(65)
Advances to Q-Chem	—	—	(79)	—	(79)
Increase in other investments	(81)	—	—	81	—
Net cash flows used in investing activities	(81)	(63)	(81)	81	(144)

Cash Flows From Financing Activities
Increase in commercial paper, net	101	—	—	—	101
Decrease in secured borrowings, net	—	—	(19)	—	(19)
Contributions from members, net	10	—	44	(44)	10
Post-closing adjustments from members	7	—	—	—	7
Net cash flows provided by financing activities	118	—	25	(44)	99

Net Decrease in Cash and Cash Equivalents	—	(19)	(12)	—	(31)
Cash and Cash Equivalents at Beginning of Period	—	71	40	—	111

Cash and Cash Equivalents at End of Period	$—	$52	$28	$—	$80

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes preceding this discussion, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Consolidated net loss for the three months ended March 31, 2003 was $82 million, compared with a consolidated net loss for the three months ended March 31, 2002 of $22 million.  Included in the 2003 period net loss was a $4 million charge to general and administrative expense for CPChem’s allocated share of certain ChevronTexaco and ConocoPhillips legal settlements relating to CPChem’s facilities, and $3 million of accelerated depreciation related to the previously-announced planned closure of the UDEX unit at CPChem’s Port Arthur, Texas facility.  Included in the 2002 period loss was a $6 million pension plan curtailment charge related to enhanced benefits granted to terminated employees at CPChem’s Puerto Rico facility and $4 million of accelerated depreciation associated with the retirement in February 2002 of two polyethylene particle loop reactors at the Orange, Texas facility.

Consolidated revenues increased significantly comparing the two first-quarter periods on higher overall sales prices.  Significantly higher feedstock costs and natural gas prices in the 2003 quarter negated the benefit of the higher sales prices.

Income (loss) before interest and taxes by segment

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate & Other	Consolidated
Three months ended
March 31, 2003	$(75)	$3	$10	$(4)	$(66)
March 31, 2002	—	(12)	10	(3)	(5)

Olefins & Polyolefins

Losses before interest and taxes for Olefins & Polyolefins totaled $75 million in the first quarter of 2003 compared with breakeven results in the prior year period.  Margins were lower in the 2003 quarter across the ethylene, polyethylene and normal alpha olefins (NAO) product lines.  Lower margins were primarily due to higher feedstock costs and significantly higher energy costs, partially offset by higher average sales prices.  In addition, earnings were impacted by lower sales volumes for ethylene, polyethylene and NAO.  Feedstock and energy costs were negatively influenced by the war in Iraq, geopolitical events in Venezuela and Nigeria, and by unseasonably low U.S. natural gas inventory levels.  Included in the 2003 period loss was a $4 million charge for CPChem’s allocated share of certain ChevronTexaco and ConocoPhillips legal settlements relating to CPChem’s facilities.  Included in 2002 results was $4 million of accelerated depreciation associated with the retirement in February 2002 of two polyethylene particle loop reactors.

Aromatics & Styrenics

Aromatics & Styrenics income before interest and taxes was $3 million in the three months ended March 31, 2003, compared with a loss before interest and taxes of $12 million in the prior year period.  Earnings for Aromatics & Styrenics improved primarily as a result of higher earnings for the benzene and paraxylene product lines.  Higher average realized sales prices and volumes in these product lines were only partially offset by higher feedstock costs and energy prices.  Higher equity earnings from Saudi Chevron Phillips also contributed in the overall improvement in earnings.  Partially offsetting the overall improvement in Aromatics & Styrenics earnings were higher losses in the cumene product line and lower equity earnings from K R Copolymer Co. Ltd.  Cumene results were lower primarily due to higher feedstock costs.  Earnings from styrene were lower in 2003 as increased product and utility costs more than offset higher sales prices and volumes.  Aromatics & Styrenics results in the 2002 period included a $6 million pension plan curtailment charge related to enhanced benefits granted to terminated employees at CPChem’s Puerto Rico facility and an $11 million benefit for the partial reversal of a lower-of-cost-or-market inventory reserve initially established in 2001.  A portion of the reserve was reversed as a result of improved market conditions and prices in the first quarter of 2002.

Specialty Products

Income before interest and taxes for Specialty Products was $10 million in both three-month periods in 2003 and 2002.  Higher sales volumes for Ryton® polyphenylene sulfide polymers and Specialty Chemicals were generally offset by lower product margins for the segment.

Outlook

The chemicals industry continues to be challenged to effectively utilize capacity and manage costs, while at the same time addressing the need for margin improvement.  Extreme natural gas and natural gas liquids price volatility was experienced during the first quarter of 2003.  Energy and feedstock prices have recently become more stable, but remain at elevated levels.  It is anticipated that chemical demand will continue to recover in 2003 with global economic growth.  At the same time, announced and anticipated industry capacity reductions, coupled with limited near-term new investment, should help alleviate some of the excess capacity in the industry and promote future margin improvements as operating rates trend up.

CPChem is addressing prevailing market conditions by continuing to ensure safe and reliable operations, while at the same time focusing on cost stewardship, improving efficiencies and prudently managing its assets.  New world-scale investments in feedstock-advantaged regions with access to growing markets, such as the Q-Chem I complex, are expected to enhance future earnings.

Construction of the Q-Chem I complex, a project in which CPChem owns a 49% interest, is currently undergoing commissioning.  A 50%-owned high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Baytown, Texas is also undergoing commissioning.

CPChem’s Ryton compounding facility in La Porte, Texas, with an annual gross capacity of 15 million pounds per year of Ryton compounds, became operational at the end of March 2003.

Liquidity and Capital Resources

CPChem’s cash balance at March 31, 2003 was $58 million, of which $30 million was held by foreign subsidiaries, compared with a $39 million cash balance at December 31, 2002.  CPChem’s objective is to minimize cash balances through effective management of its commercial paper program for daily operating requirements.

Operating Activities

Cash used in operating activities totaled $131 million during the first quarter of 2003 compared with $14 million of cash provided by operating activities during the same period in 2002.  Excluding working capital changes, cash provided by operating activities was $3 million in the 2003 period compared with $67 million in the 2002 period.  The decrease was primarily attributable to high energy and feedstock prices experienced in the first three months of 2003.

Investing Activities

Capital and investment expenditures totaled $34 million during the first three months of 2003, compared with $65 million in the prior year period.  Approximately $19 million of 2003 expenditures were invested in Olefins & Polyolefins, $11 million in Aromatics & Styrenics, $3 million in Specialty Products and the remaining $1 million in corporate-level expenditures.  In addition, CPChem advanced $25 million to Q-Chem in the first three months of 2003, excluding interest, under a subordinated loan agreement.  CPChem expects to invest approximately $275 million in capital and investment expenditures in 2003 and, in addition, to advance Q-Chem a total of approximately $185 million in 2003 under the subordinated loan agreement.

See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the advances and commitments to Q-Chem and for a discussion of a contingent $25 million funding commitment to Saudi Chevron Phillips.

Financing Activities

Cash provided by financing activities totaled $209 million in the first three months of 2003 compared with $99 million in the prior year period.  The increase was primarily due to higher levels of commercial paper issued in the 2003 period.

CPChem had $300 million of secured borrowings outstanding at March 31, 2003 under a trade receivables securitization agreement, secured by $532 million of trade receivables.  The trade receivables securitization agreement expires on May 21, 2003.  CPChem has commitments from banks, subject to final documentation, to renew the receivables securitization agreement for an additional 364 days on terms substantially identical to the current agreement.

CPChem has a $400 million 364-day credit facility and a $400 million three-year credit facility with a syndicate of banks that are used to provide backup committed credit for the commercial paper program.  The 364-day credit facility, which expires on August 28, 2003, provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on August 28, 2003 under the agreement.  CPChem intends to request an extension of the expiration date of the 364-day credit facility and believes that the extension will be obtained on terms acceptable to CPChem.  There were no borrowings outstanding under either credit agreement at March 31, 2003.

CPChem believes cash requirements in 2003 will be funded through a combination of cash on hand, cash flows from operations, commercial paper and/or future debt issuances.  CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, CPChem does not have any debt obligations whose maturities would be accelerated as the result of a credit rating downgrade.

Other

Contingencies.  See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Pronouncements.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates,” “foresees” or other words and phrases of similar meaning.  Where CPChem expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, terrorist acts, war, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the global economy, results of financing efforts and overall financial market conditions.  All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002.  CPChem believes its exposure to market risk has not changed materially at March 31, 2003.

ITEM 4.  Controls and Procedures

Within 90 days prior to the date of this report, and with the participation of management, CPChem’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of CPChem’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14 and 15d-14).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that CPChem’s disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports CPChem files under Section 13 or 15(d) of the Securities Exchange Act.

There were no significant changes in CPChem’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

Governmental Agency Proceedings

CPChem is a party to certain agreements with ChevronTexaco and ConocoPhillips relating to the operation of facilities where CPChem and either ChevronTexaco or ConocoPhillips have common operations.  On December 17, 2002, the United States Department of Justice (the “DOJ”) notified ConocoPhillips of various alleged violations of the National Pollutant Discharge Elimination

System permit at the Sweeny, Texas refinery.  The DOJ asserts that these alleged violations occurred at various times during the period beginning January 1997 through July 2002.  The DOJ seeks a civil penalty in the amount of $1.6 million.  ConocoPhillips has advised CPChem that, in the event any amounts are ultimately assessed against it relating to these alleged violations, it may seek to recover a portion of the assessment from CPChem pursuant to an agreement relating to the operation of common facilities at the Sweeny complex.

While it is not possible to predict the outcome of an unresolved proceeding, if the proceeding described above is decided adversely to ConocoPhillips, CPChem believes it will not have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.  Nevertheless, such proceedings are reported pursuant to the SEC’s regulations.

Other Proceedings

CPChem is a party to a number of other legal proceedings for which, in many instances, no provision has been made.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K - none

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: May 7, 2003	/s/ Greg G. Maxwell
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ James L. Gallogly
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ C. Kent Potter
C. Kent Potter
Senior Vice President and
Chief Financial Officer