Form 10-Q
period 2003-06-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2003-08-07
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☐       No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☐      No   ☒

Chevron Phillips Chemical Company LLC

PART I.     FINANCIAL INFORMATION

ITEM 1.               Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002
Revenue
Net sales	$1,701	$1,387	$3,497	$2,534
Equity in income of affiliates, net	16	9	22	8
Other income	13	13	31	27
Total revenue	1,730	1,409	3,550	2,569

Costs and Expenses
Cost of goods sold	1,539	1,272	3,314	2,335
Selling, general and administrative	127	98	227	189
Research and development	12	13	23	24
Total costs and expenses	1,678	1,383	3,564	2,548

Income (Loss) Before Interest and Taxes	52	26	(14)	21

Interest income	3	2	4	4
Interest expense	(19)	(14)	(35)	(32)

Income (Loss) Before Taxes	36	14	(45)	(7)

Income taxes	(1)	(3)	(2)	(4)

Net Income (Loss)	35	11	(47)	(11)

Distributions on members’ preferred interests	(5)	—	(11)	—

Income (Loss) Attributed to Members’ Interests	$30	$11	$(58)	$(11)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	June 30, 2003	December 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$65	$39
Accounts receivable, net	870	797
Inventories	679	702
Other current assets	16	23
Total current assets	1,630	1,561

Property, plant and equipment, net	3,901	3,950
Investments in and advances to affiliates	612	515
Other assets and deferred charges	71	83

Total Assets	$6,214	$6,109

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$578	$596
Accrued income and other taxes	38	53
Secured borrowings and other debt	305	294
Other current liabilities	106	108
Total current liabilities	1,027	1,051

Long-term debt	1,330	1,190
Other liabilities and deferred credits	158	117

Total liabilities	2,515	2,358

Members’ preferred interests	250	250

Members’ capital	3,436	3,494
Accumulated other comprehensive income	13	7

Total Liabilities and Members’ Equity	$6,214	$6,109

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
Millions	2003	2002

Cash Flows From Operating Activities
Net income (loss)	$(47)	$(11)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	140	129
Undistributed equity in income of affiliates, net	(17)	(1)
Changes in operating working capital	(107)	17
Other operating cash flow activity	34	18
Net cash flows provided by operating activities	3	152

Cash Flows From Investing Activities
Capital and investment expenditures	(83)	(176)
Advances to Qatar Chemical Company Ltd. (Q-Chem)	(76)	(125)
Net cash flows used in investing activities	(159)	(301)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	140	(501)
Increase in secured borrowings, net	10	101
Increase in other debt, net	—	502
Contributions from members, net	32	19
Post-closing adjustments from members, net	—	7
Net cash flows provided by financing activities	182	128

Net Increase (Decrease) in Cash and Cash Equivalents	26	(21)
Cash and Cash Equivalents at Beginning of Period	39	111

Cash and Cash Equivalents at End of Period	$65	$90

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

CPChem previously sold certain debt securities pursuant to registration statements filed under the Securities Act of 1933, which subjected CPChem to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934 (the “Act”).  These debt securities were not registered under Section 12 of the Act.  CPChem’s statutory duty to file reports with the SEC was subsequently and automatically suspended pursuant to certain provisions of the Act.

Note 2.          New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both a liability and of equity.  Generally, it requires that an issuer classify such a financial instrument as a liability because the financial instrument embodies an obligation of the issuer.  For CPChem, the provisions of SFAS No. 150 are effective January 1, 2004.  Because CPChem currently has no financial instruments outstanding that fall within the scope of this new standard, CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46) which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”).  A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE, is entitled to receive a majority of the residual returns of the VIE, or both.  FIN No. 46 also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003, and for CPChem, will apply to pre-existing VIEs effective December 31, 2004.  CPChem is reviewing FIN No. 46 as it applies to CPChem's investments in affiliates to determine what impact, if any, that its implementation will have on CPChem’s financial statements.

Effective January 1, 2003, CPChem adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets.  This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable.  That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated.  The liability is adjusted each reporting period for accretion, with a charge to the statement of operations.  Implementation of this standard did not have a material impact on consolidated results of operations, financial position or liquidity.

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

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45).  For guarantees issued or modified on or after January 1, 2003, FIN No. 45 requires a guarantor to recognize, at the inception of a new guarantee or at the modification of an existing guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under guarantees issued prior to January 1, 2003.  Implementation of FIN No. 45 was effective immediately upon its release.  There have been no issuances of new guarantees or modifications of existing guarantees by CPChem in 2003.  See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of guarantees and commitments.  Implementation of FIN No. 45 had no impact on consolidated results of operations, financial position or liquidity.

Note 3.          Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002

Net income (loss)	$35	$11	$(47)	$(11)
Foreign currency translation adjustments	5	19	9	17
Minimum pension liability adjustment	—	—	(3)	—
Comprehensive income (loss)	$40	$30	$(41)	$6

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

Note 5.          Guarantees and Commitments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a 49%-owned joint venture, was formed in 1998 to develop a world-scale petrochemical complex in Qatar in the Middle East.  The complex is currently undergoing performance testing.  Q-Chem has drawn the full $750 million available under its 1999 bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain debt service and operating reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.

CPChem advanced Q-Chem $210 million in 2002 under the subordinated loan agreement, of which $125 million was advanced in the first six months.  CPChem advanced Q-Chem another $76 million in the first six months of 2003 under the agreement, bringing total advances to Q-Chem to $286 million at June 30, 2003, excluding interest.  CPChem expects to advance Q-Chem an estimated $125 million during the remainder of 2003 under the agreement.  CPChem will have no further obligation to make advances under the subordinated loan agreement upon completion of the facilities, as defined in the bank financing agreements.

If the project is not completed by August 31, 2003 under the terms of the bank financing completion guarantee, the banks have the right to demand payment from each co-venturer on a pro rata basis to the extent necessary to cover the debt service requirements until August 31, 2004.  If the project is not completed by August 31, 2004, the banks have the right to demand repayment of all outstanding principal and interest from each co-venturer on a pro rata basis.  These dates may be extended for up to one year due to events of force majeure.  After the project is completed, the bank financing is non-recourse with respect to the co-venturers, with the exception of the contingent obligations described below.  CPChem believes that any funding required under this agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

In addition, after the project is completed, CPChem has agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service amount on the bank financing.  CPChem believes it is unlikely that funding under this support agreement will be required.

CPChem also agreed to provide loans to Q-Chem for a period of up to 33 months following commencement of commercial operation as defined in the bank financing agreements, if there is insufficient cash to pay the target debt service amount.  These loans are limited to an amount not greater than lost operating margins resulting from sales volumes being less than 100% of design capacity.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

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

Should the Q-Chem 1-hexene unit fail to operate as designed, CPChem has guaranteed to compensate Q-Chem for any economic loss of diverting surplus ethylene not used to produce 1-hexene to the high-density polyethylene units.  CPChem believes the risk of the 1-hexene unit failing to operate as designed is remote.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (Saudi Chevron Phillips) is a 50%-owned joint venture that owns facilities in Al Jubail, Saudi Arabia.  Saudi Chevron Phillips was financed with loans from commercial banks and a Saudi Arabian government agency.  The loans are payable in semiannual installments and mature in 2009.  The co-venturers have a several obligation of up to $25 million each to fund debt service requirements in the event Saudi Chevron Phillips has insufficient cash to pay debt service requirements.  In addition, under the terms of a sales and marketing agreement that runs through 2026, CPChem is obligated to purchase, at market price, 100% of production from the plant less any quantities sold by Saudi Chevron Phillips in the Middle East.  CPChem believes it is unlikely that any funding under the debt service obligation will be required and further believes that it will continue to be able to sell all the production required under the terms of the sales and marketing agreement.

Residual Lease Guarantee

CPChem’s headquarters building is leased under a synthetic lease agreement entered into in 2002 that contains a fixed price purchase option and a residual guarantee.  The option price was considered to be the fair market value of the building at the inception of the lease.  If CPChem does not exercise the purchase option upon the expiration of the lease in 2007, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed $27 million.  CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to consolidated results of operations, financial position or liquidity.

Note 6.          Investments

Summarized financial information for Q-Chem and Saudi Chevron Phillips, and for all other equity investments of CPChem in the aggregate, follows:

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002
Q-Chem
Revenues	$12	$—	$12	$—
Income (loss) before income taxes	(15)	(5)	(21)	(10)
Net income (loss)	(15)	(5)	(21)	(10)

Saudi Chevron Phillips
Revenues	117	84	210	138
Income before income taxes	44	15	68	13
Net income	44	15	68	13

Other equity investments
Revenues	171	160	327	296
Income (loss) before income taxes	(1)	9	—	13
Net income (loss)	(1)	8	(1)	10

Note 7.          Trade Receivables Securitization

CPChem had $300 million of secured borrowings outstanding at June 30, 2003 and $290 million of secured borrowings outstanding at December 31, 2002 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $488 million and $393 million of trade receivables, respectively.  CPChem renewed its trade receivables securitization agreement on May 22, 2003 for an additional 364 days on terms substantially identical to those of the agreement that expired during the month.

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

Note 9.          Employee Termination Benefits

Approximately $9 million was recorded as Selling, General and Administrative expense in the second quarter of 2003 for employee termination benefit costs in connection with announced workforce reductions of approximately 139 positions at various locations.  Termination benefits payable, classified as Other Current Liabilities, totaled $8 million at June 30, 2003.

Note 10.    Subsequent Event

In August 2003, CPChem’s Board of Directors approved the decision to permanently close the research and technology pilot plant facility in Orange, Texas, pending completion of certain research and development projects currently in progress.  As a result, it is expected that third quarter 2003 results will include approximately $10 million of charges for related asset write-downs.

Note 11.    Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended June 30, 2003
Net sales – external	$1,010	$590	$101	$—	$1,701
Net sales – inter-segment	77	34	1	(112)	—
Income (loss) before interest & taxes	35	20	10	(13)	52

Three months ended June 30, 2002
Net sales – external	809	487	91	—	1,387
Net sales – inter-segment	74	36	1	(111)	—
Income (loss) before interest & taxes	(9)	32	14	(11)	26

Six months ended June 30, 2003
Net sales – external	2,036	1,260	201	—	3,497
Net sales – inter-segment	145	76	1	(222)	—
Income (loss) before interest & taxes	(40)	23	20	(17)	(14)

Six months ended June 30, 2002
Net sales – external	1,490	868	176	—	2,534
Net sales – inter-segment	129	58	1	(188)	—
Income (loss) before interest & taxes	(9)	20	24	(14)	21

Total assets – June 30, 2003	3,704	1,836	491	183	6,214
Total assets – December 31, 2002	3,620	1,815	468	206	6,109

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

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,494	$296	$(89)	$1,701
Equity in income of affiliates	55	2	53	(94)	16
Other income	—	15	10	(12)	13
Total revenue	55	1,511	359	(195)	1,730

Costs and Expenses
Cost of goods sold	—	1,339	282	(82)	1,539
Selling, general and administrative	—	124	22	(19)	127
Research and development	—	12	—	—	12
Total costs and expenses	—	1,475	304	(101)	1,678

Income Before Interest & Taxes	55	36	55	(94)	52

Interest income	—	3	3	(3)	3
Interest expense	(20)	(1)	(1)	3	(19)

Income Before Taxes	35	38	57	(94)	36

Income taxes	—	—	(1)	—	(1)

Net Income	35	38	56	(94)	35

Distributions on members’ preferred interests	(5)	—	—	—	(5)

Income Attributed to Members’ Interests	$30	$38	$56	$(94)	$30

Note 12.    Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,249	$207	$(69)	$1,387
Equity in income (loss) of affiliates	25	(2)	1	(15)	9
Other income	—	19	30	(36)	13
Total revenue	25	1,266	238	(120)	1,409

Costs and Expenses
Cost of goods sold	—	1,149	190	(67)	1,272
Selling, general and administrative	—	117	19	(38)	98
Research and development	—	13	—	—	13
Total costs and expenses	—	1,279	209	(105)	1,383

Income (Loss) Before Interest & Taxes	25	(13)	29	(15)	26

Interest income	—	1	1	—	2
Interest expense	(14)	—	—	—	(14)

Income (Loss) Before Taxes	11	(12)	30	(15)	14

Income taxes	—	—	(3)	—	(3)

Net Income (Loss)	$11	$(12)	$27	$(15)	$11

Note 12.    Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$3,095	$614	$(212)	$3,497
Equity in income (loss) of affiliates	(9)	(1)	(43)	75	22
Other income	—	43	42	(54)	31
Total revenue	(9)	3,137	613	(191)	3,550

Costs and Expenses
Cost of goods sold	—	2,937	572	(195)	3,314
Selling, general and administrative	—	248	50	(71)	227
Research and development	—	23	—	—	23
Total costs and expenses	—	3,208	622	(266)	3,564

Income (Loss) Before Interest & Taxes	(9)	(71)	(9)	75	(14)

Interest income	—	6	4	(6)	4
Interest expense	(38)	(1)	(2)	6	(35)

Income (Loss) Before Taxes	(47)	(66)	(7)	75	(45)

Income taxes	—	—	(2)	—	(2)

Net Income (Loss)	(47)	(66)	(9)	75	(47)

Distributions on members’ preferred interests	(11)	—	—	—	(11)

Income (Loss) Attributed to Members’ Interests	$(58)	$(66)	$(9)	$75	$(58)

Note 12.    Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,271	$390	$(127)	$2,534
Equity in income (loss) of affiliates	20	(17)	(13)	18	8
Other income	—	49	53	(75)	27
Total revenue	20	2,303	430	(184)	2,569

Costs and Expenses
Cost of goods sold	—	2,095	364	(124)	2,335
Selling, general and administrative	—	215	52	(78)	189
Research and development	—	24	—	—	24
Total costs and expenses	—	2,334	416	(202)	2,548

Income (Loss) Before Interest & Taxes	20	(31)	14	18	21

Interest income	—	2	2	—	4
Interest expense	(31)	—	(1)	—	(32)

Income (Loss) Before Taxes	(11)	(29)	15	18	(7)

Income taxes	—	—	(4)	—	(4)

Net Income (Loss)	$(11)	$(29)	$11	$18	$(11)

Note 12.    Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
June 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$24	$41	$—	$65
Accounts receivable, net	228	440	700	(498)	870
Inventories	—	569	110	—	679
Other current assets	2	11	3	—	16
Total current assets	230	1,044	854	(498)	1,630

Property, plant and equipment, net	—	3,579	322	—	3,901
Investments in and advances to affiliates	5,767	69	5,270	(10,494)	612
Other assets and deferred charges	21	958	13	(921)	71

Total Assets	$6,018	$5,650	$6,459	$(11,913)	$6,214

Current liabilities
Accounts payable	$73	$696	$307	$(498)	$578
Secured borrowings and other debt	—	1	304	—	305
Other current liabilities	11	121	12	—	144
Total current liabilities	84	818	623	(498)	1,027

Long-term debt	1,320	10	—	—	1,330
Other liabilities and deferred credits	928	117	34	(921)	158

Total liabilities	2,332	945	657	(1,419)	2,515

Members’ preferred interests	250	—	—	—	250
Members’ capital	3,436	4,705	5,789	(10,494)	3,436
Accumulated other comprehensive income	—	—	13	—	13

Total Liabilities and Members’ Equity	$6,018	$5,650	$6,459	$(11,913)	$6,214

Note 12.    Condensed Consolidating Financial Statements (Continued)

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

Note 12.    Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(47)	$(66)	$(9)	$75	$(47)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	132	8	—	140
Undistributed equity in losses (income) of affiliates, net	9	1	48	(75)	(17)
Changes in operating working capital	(10)	(54)	(43)	—	(107)
Other operating cash flow activity	(35)	63	6	—	34
Net cash flows provided by (used in) operating activities	(83)	76	10	—	3

Cash Flows From Investing Activities
Capital and investment expenditures	—	(61)	(22)	—	(83)
Advances to Q-Chem	—	—	(76)	—	(76)
Increase in other investments	(89)	—	—	89	—
Net cash flows used in investing activities	(89)	(61)	(98)	89	(159)

Cash Flows From Financing Activities
Increase in commercial paper, net	140	—	—	—	140
Increase in secured borrowings, net	—	—	10	—	10
Contributions from members, net	32	—	89	(89)	32
Net cash flows provided by financing activities	172	—	99	(89)	182

Net Increase in Cash and Cash Equivalents	—	15	11	—	26
Cash and Cash Equivalents at Beginning of Period	—	9	30	—	39

Cash and Cash Equivalents at End of Period	$—	$24	$41	$—	$65

Note 12.    Condensed Consolidating Financial Statements (Continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(11)	$(29)	$11	$18	$(11)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	121	8	—	129
Undistributed equity in losses (income) of affiliates, net	13	23	20	(57)	(1)
Changes in operating working capital	(16)	141	(108)	—	17
Other operating cash flow activity	124	(105)	(1)	—	18
Net cash flows provided by (used in) operating activities	110	151	(70)	(39)	152

Cash Flows From Investing Activities
Capital and investment expenditures	—	(171)	(5)	—	(176)
Advances to Q-Chem	—	—	(125)	—	(125)
Increase in other investments	(129)	—	—	129	—
Net cash flows used in investing activities	(129)	(171)	(130)	129	(301)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(501)	—	—	—	(501)
Increase in secured borrowings, net	—	—	101	—	101
Increase (decrease) in other debt	498	(1)	5	—	502
Contributions from members, net	19	—	90	(90)	19
Post-closing adjustments from members	7	—	—	—	7
Net cash flows provided by (used in) financing activities	23	(1)	196	(90)	128

Net Increase (Decrease) in Cash and Cash Equivalents	4	(21)	(4)	—	(21)
Cash and Cash Equivalents at Beginning of Period	—	71	40	—	111

Cash and Cash Equivalents at End of Period	$4	$50	$36	$—	$90

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002

Income (loss) before interest and taxes
Olefins & Polyolefins	$35	$(9)	$(40)	$(9)
Aromatics & Styrenics	20	32	23	20
Specialty Products	10	14	20	24
Corporate & Other	(13)	(11)	(17)	(14)
Consolidated	52	26	(14)	21
Interest expense, net and income taxes	(17)	(15)	(33)	(32)
Net income (loss)	$35	$11	$(47)	$(11)

Consolidated revenues increased significantly on higher overall sales prices, comparing the 2003 periods with the same 2002 periods.  Significantly higher feedstock costs and natural gas prices in the 2003 periods partially negated the benefit of the higher sales prices.  Feedstock costs and natural gas prices trended downward in the second quarter of 2003 compared with earlier in the year.

Included in 2003 results were charges to Selling, General and Administrative expense for CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities ($9 million for the three months and $13 million for the six months) and $9 million of employee termination benefit charges recorded in the second quarter in connection with announced workforce reductions.  See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion of the employee termination benefit charges.  Also included in 2003 results was accelerated depreciation related to the previously-announced planned closure of the UDEX benzene extraction unit at CPChem’s Port Arthur, Texas facility in October 2003 ($3 million for the three months and $6 million for the six months).

Included in 2002 results was a first-quarter $6 million pension plan curtailment charge (included in Cost of Goods Sold) related to enhanced benefits granted to terminated employees at CPChem’s Puerto Rico facility and $4 million of accelerated depreciation, also recorded in the first quarter, associated with the retirement in February 2002 of two polyethylene particle loop reactors at the Orange, Texas facility.

Olefins & Polyolefins

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002

Income (loss) before interest and taxes	$35	$(9)	$(40)	$(9)

Income before interest and taxes for Olefins & Polyolefins totaled $35 million in the second quarter of 2003 compared to a $9 million loss in the prior-year period.  Higher revenues, primarily due to improved overall average sales prices, were partially offset by higher feedstock and utility costs.  Included in second-quarter 2003 earnings was a $9 million charge for CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities.

Results from the ethylene and polyethylene product lines improved significantly in the three months ended June 30, 2003 compared with the same period in 2002, partially offset by lower earnings from normal alpha olefins (NAO).  Ethylene sales volumes were down, but margins improved as higher sales prices more than offset increased feedstock and utility costs.  Polyethylene margins increased due to sales prices outpacing higher feedstock costs.  Lower polyethylene sales volumes partially offset the impact of the higher margins.  Results for NAO declined due to lower sales volumes and margins.

Olefins & Polyolefins losses before interest and taxes totaled $40 million for the six months ended June 30, 2003 compared with $9 million for the first six months of 2002.  Higher feedstock and energy costs more than offset increased revenues.  Results in 2003 included $13 million of charges for the ChevronTexaco and ConocoPhillips legal settlements and accruals.  Results in 2002 included $4 million of accelerated depreciation associated with the retirement of the two polyethylene particle loop reactors.

Margins were lower in the 2003 six-month period for the polyethylene and NAO product lines.  The lower margins were primarily due to higher feedstock costs and significantly higher energy costs, partially offset by higher overall average sales prices.  In addition, earnings were impacted by lower sales volumes for ethylene, polyethylene and NAO.  Feedstock and energy costs were negatively influenced by unseasonably low U.S. natural gas inventory levels, the war in Iraq and geopolitical events in Venezuela and Nigeria.

Aromatics & Styrenics

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002

Income before interest and taxes	$20	$32	$23	$20

Income before interest and taxes for Aromatics & Styrenics totaled $20 million in the three months ended June 30, 2003 compared with $32 million in the 2002 period.  Increases in sales revenues and equity earnings in the 2003 period were partially offset by higher feedstock and utility costs.  Included in 2003 results was $3 million of accelerated depreciation related to the planned closure of the UDEX benzene extraction unit in October 2003.  Results in the 2002 period included a $14 million benefit related to the reversal of a lower-of-cost-or-market inventory reserve initially established in 2001.  The reserve was partially reversed in the first quarter of 2002, with the remainder reversed in the following quarter as a result of improved market conditions and prices.

Improvements in the benzene and polystyrene product lines in the second quarter of 2003 compared with the prior-year period were partially offset by lower results from the styrene and K-Resin® styrene-butadiene copolymer product lines.  Higher feedstock and utility costs reduced styrene earnings.  Lower feedstock margins, higher utility costs and lower equity earnings from K R Copolymer Co. Ltd. drove results downward for the K-Resin product line.  Benzene earnings improved due to significantly higher equity earnings from Saudi Chevron Phillips.  Higher benzene sales prices and volumes offset increased feedstock and utility costs.  Results from polystyrene showed improvement, primarily attributable to significantly higher sales prices.

Aromatics & Styrenics income before interest and taxes totaled $23 million for the first six months in 2003 compared with $20 million for the same period in 2002.  Higher sales revenues and equity earnings in 2003 were partially offset by higher feedstock and utility costs.  Included in 2003 results was $6 million of accelerated depreciation related to the planned closure of the UDEX unit.  Results in the 2002 period included a $25 million benefit for the full reversal of the lower-of-cost-or-market inventory reserve and a $6 million pension plan curtailment charge related to enhanced benefits granted to terminated employees at CPChem’s Puerto Rico facility.

Earnings were higher in the 2003 six-month period primarily as a result of higher earnings in the benzene, polystyrene and paraxylene product lines.  Higher average realized sales prices in these product lines, particularly in benzene, and increased sales volumes of benzene and paraxylene were partially offset by higher feedstock costs and energy prices.  Significantly higher equity earnings from Saudi Chevron Phillips also contributed to the overall improvement in earnings.  Earnings from styrene were lower in 2003 as increased product and utility costs more than offset higher sales prices.  Lower equity earnings from K R Copolymer Co. Ltd., lower feedstock margins and higher utility costs primarily drove results downward for the K-Resin product line.

Specialty Products

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002

Income before interest and taxes	$10	$14	$20	$24

Income before interest and taxes for Specialty Products was $10 million in the three-month period ended June 30, 2003 compared with $14 million in the same period in 2002, and $20 million and $24 million for the six-month periods in 2003 and 2002, respectively.  Higher sales volumes of Specialty Chemicals and higher sales prices of Ryton® polyphenylene sulfide polymers partially offset the impact of increased product costs in the second quarter of 2003.  Lower foreign currency exchange gains also contributed to the decline in earnings in the second quarter of 2003.  Higher overall sales prices and increased sales volumes of Specialty Chemicals partially offset increased product costs in the 2003 six-month period.

Corporate and Other

	Three months ended June 30,		Six months ended June 30,
Millions	2003	2002	2003	2002

Income (loss) before interest and taxes	$(13)	$(11)	$(17)	$(14)

Corporate and Other results in 2003 included $9 million of employee termination benefit charges recorded in the second quarter in connection with announced workforce reductions.  Results in 2002 included $6 million of second-quarter expenses related to a one-time charge for employee benefit costs and expenses incurred in connection with the relocation of CPChem’s headquarters.

Interest expense.  Interest expense was $19 million and $14 million for the three-month periods in 2003 and 2002, respectively, and $35 million and $32 million for the six-month periods in 2003 and 2002.  The increases in the 2003 periods resulted primarily from the effects of the issuance of $500 million of 5 3/8% notes in June 2002, whose proceeds were used to retire a portion of outstanding commercial paper obligations that carried lower interest rates.  Lower overall debt balances and lower interest rates on commercial paper and secured debt outstanding in 2003 partially offset the effects of the June 2002 debt issuance.

Outlook

The chemicals industry continues to be challenged to effectively utilize capacity and manage costs, while at the same time addressing the need for margin improvement.  Extreme natural gas and natural gas liquids price volatility was experienced during the first quarter of 2003.  Energy and feedstock prices have recently become more stable, but remain at elevated levels.  It is anticipated that chemical demand will continue to recover in 2003 along with global economic growth.  At the same time, announced and anticipated industry capacity reductions, coupled with limited near-term new investment, should help alleviate some of the excess capacity in the industry and promote future margin improvements as operating rates gradually trend up.

CPChem is addressing prevailing market conditions by continuing to ensure safe and reliable operations, while at the same time focusing on cost stewardship, improving efficiencies and prudently operating and managing its assets.  New world-scale investments in feedstock-advantaged regions with access to growing markets, such as the Q-Chem I complex, are expected to enhance future earnings.

The Q-Chem I complex, a project in which CPChem owns a 49% interest, is currently undergoing performance testing.  A 50%-owned high-density polyethylene plant, located at CPChem’s Cedar Bayou facility in Baytown, Texas, became operational in the second quarter of 2003.  CPChem’s Ryton compounding facility in La Porte, Texas, which has a gross production capacity of 15 million pounds per year of Ryton compounds, became operational at the end of March 2003.

CPChem’s cumene unit at the Port Arthur facility was idled in the second quarter of 2003 until market conditions improve.  This action is in addition to the previously-announced planned closure in October 2003 of the UDEX benzene extraction unit at the facility.  Operations at the olefins complex and the existing cyclohexane unit at the facility are continuing.

Liquidity and Capital Resources

CPChem’s cash balance at June 30, 2003 was $65 million, of which $41 million was held by foreign subsidiaries.  This compares with a $39 million cash balance at December 31, 2002, of which $30 million was held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances through effective management of its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $3 million during the first half of 2003 compared with $152 million during the same period in 2002.  The decrease was driven by a net increase of $124 million in non-cash working capital and lower income primarily due to higher energy and feedstock prices experienced in the 2003 period.

Investing Activities

Capital and investment expenditures totaled $83 million during the first six months of 2003, compared with $176 million in the prior-year period.  Approximately $45 million of 2003 expenditures were invested in Olefins & Polyolefins, $29 million in Aromatics & Styrenics, $8 million in Specialty Products and the remaining $1 million in corporate-level expenditures.  In addition, CPChem advanced $76 million to Q-Chem in the first half of 2003, excluding interest, under a subordinated loan agreement.  CPChem expects to invest approximately $260 million in capital and investment expenditures in 2003.  In addition, CPChem expects to advance Q-Chem a total of approximately $200 million in 2003 under the subordinated loan agreement.

See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the advances and commitments to Q-Chem and for a discussion of a contingent funding commitment to Saudi Chevron Phillips.

Financing Activities

Cash provided by financing activities totaled $182 million in the first six months of 2003 compared with $128 million in the prior-year period.  The increase was primarily attributable to a net increase in commercial paper outstanding.

CPChem had $300 million of secured borrowings outstanding at June 30, 2003 under a trade receivables securitization agreement, secured by $488 million of trade receivables.  CPChem renewed its trade receivables securitization agreement on May 22, 2003 for an additional 364 days on terms substantially identical to those of the agreement that expired during the month.

CPChem has a $400 million 364-day credit facility and a $400 million three-year credit facility with a syndicate of banks that are used to provide backup committed credit for the commercial paper program.  The 364-day credit facility provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on August 28, 2003 under the agreement.  There were no borrowings outstanding under either credit agreement at June 30, 2003.  As of the date of this report, CPChem had received in excess of $400 million of commitments from banks towards a new $400 million 364-day credit facility that will replace the existing 364-day credit facility that expires on August 28, 2003.

Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes in June 2002.  Proceeds were used to retire a portion of outstanding commercial paper obligations and for general corporate purposes.

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

Other

Contingencies.  See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Pronouncements.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

Subsequent Event.  In August 2003, CPChem’s Board of Directors approved the decision to permanently close the research and technology pilot plant facility in Orange, Texas, pending completion of certain research and development projects currently in progress.  As a result, it is expected that third quarter 2003 results will include approximately $10 million of charges for related asset write-downs.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002.  CPChem believes its exposure to market risk has not changed materially at June 30, 2003.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this report, and with the participation of management, CPChem’s Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of CPChem’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that CPChem’s disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports CPChem files under Section 13 or 15(d) of the Securities Exchange Act.

There were no changes in CPChem’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, CPChem’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

Governmental Agency Proceedings

CPChem’s Puerto Rico facility received a complaint and penalty assessment from the Environmental Protection Agency in September 2002 alleging violations of the facility’s National Pollutant Discharge Elimination System permit as a result of a June 2002 inspection.  In June 2003, the parties settled this matter, resulting in a civil penalty of $20,075 and CPChem’s agreement to complete a supplemental environmental project with a cost cap commitment of $65,000.

Other Proceedings

CPChem is a party to a number of other legal proceedings for which, in many instances, no provision has been made.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

ITEM 5.  Other Information

Mr. C. Kent Potter, CPChem’s Senior Vice President, Chief Financial Officer and non-voting member of the Board of Directors, retired effective July 28, 2003.  Mr. Greg G. Maxwell, CPChem’s Vice President and Controller, was appointed Senior Vice President, Chief Financial Officer and Controller effective August 7, 2003.

Mr. Darald W. Callahan resigned as a Class C Director of CPChem’s Board of Directors, effective June 1, 2003, in advance of his retirement from ChevronTexaco on June 30, 2003. Mr. Gary G. Yesavage, currently General Manager of ChevronTexaco’s El Segundo refinery, was elected to succeed Mr. Callahan as a Class C Director effective June 1, 2003.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K - none

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: August 7, 2003	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President, Chief Financial Officer and Controller