Form 10-Q
period 2003-09-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2003-11-12
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐ No ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Revenue
Net sales	$1,702	$1,429	$5,199	$3,963
Equity in income of affiliates, net	3	11	25	19
Other income	23	13	54	40
Total revenue	1,728	1,453	5,278	4,022

Costs and Expenses
Cost of goods sold	1,550	1,319	4,864	3,654
Selling, general and administrative	114	98	341	287
Asset impairments	—	6	—	6
Research and development	21	11	44	35
Total costs and expenses	1,685	1,434	5,249	3,982

Income Before Interest and Taxes	43	19	29	40

Interest income	2	1	6	5
Interest expense	(19)	(18)	(54)	(50)

Income (Loss) Before Taxes	26	2	(19)	(5)

Income taxes	(1)	(1)	(3)	(5)

Net Income (Loss)	25	1	(22)	(10)

Distributions on members’ preferred interests	(6)	(6)	(17)	(6)

Income (Loss) Attributed to Members’ Interests	$19	$(5)	$(39)	$(16)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	September 30, 2003	December 31, 2002
ASSETS

Current assets
Cash and cash equivalents	$42	$39
Accounts receivable, net	871	797
Inventories	668	702
Other current assets	31	23
Total current assets	1,612	1,561

Property, plant and equipment, net	3,862	3,950
Investments in and advances to affiliates	648	515
Other assets and deferred charges	71	83

Total Assets	$6,193	$6,109

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$565	$596
Accrued income and other taxes	51	53
Secured borrowings and other debt	308	294
Other current liabilities	126	108
Total current liabilities	1,050	1,051

Long-term debt	1,264	1,190
Other liabilities and deferred credits	157	117

Total liabilities	2,471	2,358

Members’ preferred interests	250	250

Members’ capital	3,454	3,494
Accumulated other comprehensive income	18	7

Total Liabilities and Members’ Equity	$6,193	$6,109

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
Millions	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$(22)	$(10)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	225	219
Asset impairments	—	6
Undistributed equity in income of affiliates, net	(14)	(6)
Changes in operating working capital	(90)	13
Other operating cash flow activity	30	34
Net cash flows provided by operating activities	129	256

Cash Flows From Investing Activities
Capital and investment expenditures	(152)	(253)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	(94)	(169)
Decrease in other investments	1	2
Net cash flows used in investing activities	(245)	(420)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	74	(785)
Increase in secured borrowings, net	10	101
Increase in other debt, net	3	503
Proceeds from the issuance of members’ preferred interests	—	250
Contributions from members, net	32	29
Post-closing adjustments from members, net	—	7
Net cash flows provided by financing activities	119	105

Net Increase (Decrease) in Cash and Cash Equivalents	3	(59)
Cash and Cash Equivalents at Beginning of Period	39	111

Cash and Cash Equivalents at End of Period	$42	$52

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  General Information

The company, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals and plastics on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Chevron Phillips Chemical Company LLC is owned 50% each by ChevronTexaco Corporation (ChevronTexaco) and ConocoPhillips (collectively, the “members”).

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2002.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

CPChem previously sold certain debt securities pursuant to registration statements filed under the Securities Act of 1933, which subjected CPChem to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934 (the “Act”).  These debt securities were not registered under Section 12 of the Act.  CPChem’s duty to file reports with the SEC was subsequently and automatically suspended.

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

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46) which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”).  A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE, is entitled to receive a majority of the residual returns of the VIE, or both.  FIN No. 46 also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003, and for CPChem, which is considered to be a nonpublic entity as it relates to FIN No. 46, the consolidation requirements will apply to pre-existing VIEs effective December 31, 2004.  CPChem believes that it is unlikely that FIN No. 46 will require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

Effective January 1, 2003, CPChem adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets.  This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable.  That initial fair value is capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated.  The liability is adjusted each reporting period for accretion, with a charge to results of operations.  Implementation of this standard did not have a material impact on consolidated results of operations, financial position or liquidity.

Also effective January 1, 2003, CPChem adopted SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability occurs, and that the liability be measured initially at fair value.  The liability is adjusted each reporting period for accretion, with a charge to results of operations.  Implementation of this standard did not have a material impact on consolidated results of operations, financial position or liquidity.

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

Note 3.  Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Net income (loss)	$25	$1	$(22)	$(10)
Foreign currency translation adjustments	5	(2)	14	15
Minimum pension liability adjustment	—	—	(3)	—
Comprehensive income (loss)	$30	$(1)	$(11)	$5

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

Note 5.  Guarantees, Commitments and Indemnifications

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a 49%-owned joint venture, was formed in 1998 to develop a world-scale petrochemical complex in Qatar in the Middle East.  The complex is currently undergoing performance testing.  Q-Chem has drawn the full $750 million available under its 1999 bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain operating and debt service reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.  Under the terms of the agreement, CPChem expects to advance Q-Chem $5 million during the remainder of 2003 and $40 million in 2004.  The obligation to make advances under the subordinated loan agreement will cease upon completion of the facilities, as defined in the bank financing agreements.

Under the terms of the bank financing completion guarantee, the banks have the right, effective September 1, 2003, to demand funds from each Q-Chem co-venturer, on a pro rata basis, to cover the debt service requirements of Q-Chem until project completion.  Furthermore, if the project is not completed by August 31, 2004, the banks have the right to demand repayment of all outstanding principal and interest from each co-venturer on a pro rata basis.  This date may be extended for up to one year due to events of force majeure.  CPChem and the other Q-Chem co-venturer each subscribed to $9 million of additional shares of Q-Chem to fund their respective ownership interests of the debt service requirements due in the third quarter of 2003 and expect to subscribe to additional shares pro rata until project completion is achieved, which is expected to be in the first half of 2004.  After the project is completed, the bank financing is non-recourse with respect to the co-venturers, with the exception of the contingent obligations described below.

After the project is completed, CPChem has agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service amount on the bank financing.  CPChem believes it is unlikely that funding under this support agreement will be required.

CPChem also agreed to provide loans to Q-Chem for a period of up to 33 months following commencement of commercial operation as defined in the bank financing agreements, if there is insufficient cash to pay the target debt service amount.  These loans are limited to an amount not greater than lost operating margins resulting from sales volumes being less than design capacity.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem entered into an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production.  CPChem has also entered into an offtake and credit risk agreement with Q-Chem, under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement.  The offtake and credit risk agreement expires upon the earlier of the repayment in full by Q-Chem of its $750 million bank financing, scheduled to mature in 2012, or any refinancing thereof.  CPChem expects that it will be able to sell all the production under the terms of the agency agreement.

Should the Q-Chem 1-hexene unit fail to operate as designed, CPChem has guaranteed to compensate Q-Chem for any economic loss of diverting surplus ethylene not used to produce 1-hexene to the high-density polyethylene units.  Given the current performance of the 1-hexene unit, CPChem believes the risk of the 1-hexene unit failing to operate as designed is remote.

Q-Chem is considered to be a VIE under the provisions of FIN No. 46.  CPChem does not have majority voting control over Q-Chem, and therefore records its 49% share of Q-Chem’s operating results using the equity method.  CPChem’s maximum exposure to loss per FIN No. 46 was $640 million at September 30, 2003.  This amount represents the total of CPChem’s carrying value of its investment in Q-Chem, advances and related interest receivable from Q-Chem under the subordinated loan agreement and CPChem’s pro rata share of Q-Chem’s outstanding bank financing and associated accrued interest.  CPChem believes the risk of incurring any substantial portion of the stated maximum exposure to loss is remote.  Nonetheless, CPChem’s maximum exposure to loss is presented as required by FIN No. 46.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (Saudi Chevron Phillips) is a 50%-owned joint venture that owns facilities in Al Jubail, Saudi Arabia.  Saudi Chevron Phillips was financed with loans from commercial banks and a Saudi Arabian governmental agency.  The loans are payable in semiannual installments and mature in 2009.  The co-venturers have a several obligation of up to $25 million each to fund debt service requirements in the event Saudi Chevron Phillips has insufficient cash to pay debt service requirements.  In addition, under the terms of a sales and marketing agreement that runs through 2026, CPChem is obligated to purchase 100% of production from the plant less any quantities sold by Saudi Chevron Phillips in the Middle East.  CPChem believes it is unlikely that any funding under the debt service obligation will be required and also believes that it will continue to be able to sell all the production required under the terms of the sales and marketing agreement.

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

Indemnifications

As part of CPChem’s ongoing business operations and consistent with generally accepted and recognized industry practice, CPChem enters into numerous agreements with other parties which apportion future risks between the parties to the transaction or relationship governed by the agreements.  One method of apportioning risk is the inclusion of provisions requiring one party to indemnify the other against losses that might be incurred in the future.  Many of CPChem’s agreements, including technology license agreements, contain indemnities that require CPChem to perform certain acts, such as defending certain licensees against patent infringement claims of others as a result of the occurrence of a triggering event or condition.

The nature of these indemnity obligations are diverse and numerous and each has different terms, business purposes, and triggering events or conditions.  Consistent with customary business practice, any particular indemnity obligation incurred is the result of a negotiated transaction or contractual relationship for which CPChem has accepted a certain level of risk in return for a financial or other type of benefit.  In addition, the indemnities in each agreement vary widely in their definitions of both the triggering event and the resulting obligation, which is contingent upon that triggering event.

With regard to indemnifications, CPChem’s risk management philosophy is to limit risk in any transaction or relationship to the maximum extent reasonable in relation to commercial and other considerations.  Before accepting any indemnity obligation, consideration is given to, among other things, the remoteness of the possibility that the triggering event will occur, the potential costs to perform under any resulting indemnity obligation, possible actions to reduce the likelihood of a triggering event or to reduce the costs of performing under the indemnity obligation, whether CPChem is indemnified by an unrelated third party, insurance coverage that may be available to offset the cost of the indemnity obligation, and the benefits from the transaction or relationship.

Because many of CPChem’s indemnity obligations are not limited in duration or potential monetary exposure, CPChem cannot reasonably calculate the maximum potential amount of future payments that could possibly be paid under the indemnity obligations stemming from all of CPChem’s existing agreements.  In the case of all known contingencies, however, CPChem records an undiscounted liability when the loss is probable and the amount is reasonably estimable.

CPChem is not aware of the occurrence of any triggering event or condition that would have a material adverse impact on consolidated results of operations, financial position or liquidity as a result of an indemnity obligation arising as a result of such triggering event or condition.

Note 6.  Employee Termination Benefits

Approximately $12 million was recorded in the first nine months of 2003 as Selling, General and Administrative expense, $3 million of which was recorded in the third quarter, for employee termination benefit costs in connection with announced workforce reductions of 196 positions at various locations.  Termination benefits payable, classified as Other Current Liabilities, totaled $10 million at September 30, 2003.

Note 7.  Trade Receivables Securitization

CPChem had $300 million of secured borrowings outstanding at September 30, 2003 and $290 million of secured borrowings outstanding at December 31, 2002 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $468 million and $393 million of trade receivables, respectively.

Note 8.  Investments

Summarized financial information for Q-Chem and Saudi Chevron Phillips, and for all other equity investments of CPChem in the aggregate, follows:

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Q-Chem
Revenues	$22	$—	$34	$—
Income (loss) before income taxes	(20)	(6)	(41)	(16)
Net income (loss)	(20)	(6)	(41)	(16)

Saudi Chevron Phillips
Revenues	86	98	296	236
Income before income taxes	17	26	85	39
Net income	17	26	85	39

Other equity investments
Revenues	172	159	499	455
Income before income taxes	7	4	7	17
Net income	6	3	5	13

Note 9.  Contingencies

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

Note 10. Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended Sept. 30, 2003
Net sales – external	$995	$613	$94	$—	$1,702
Net sales – inter-segment	71	30	—	(101)	—
Income (loss) before interest & taxes	45	(1)	8	(9)	43

Three months ended Sept. 30, 2002
Net sales – external	867	476	86	—	1,429
Net sales – inter-segment	68	37	—	(105)	—
Income (loss) before interest & taxes	52	(30)	3	(6)	19

Nine months ended Sept. 30, 2003
Net sales – external	3,031	1,873	295	—	5,199
Net sales – inter-segment	216	106	1	(323)	—
Income (loss) before interest & taxes	5	22	28	(26)	29

Nine months ended Sept. 30, 2002
Net sales – external	2,357	1,344	262	—	3,963
Net sales – inter-segment	197	95	1	(293)	—
Income (loss) before interest & taxes	43	(10)	27	(20)	40

Total assets – September 30, 2003	3,659	1,869	482	183	6,193
Total assets – December 31, 2002	3,620	1,815	468	206	6,109

Note 11. Condensed Consolidating Financial Statements

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,501	$317	$(116)	$1,702
Equity in income of affiliates	44	4	21	(66)	3
Other income	—	22	18	(17)	23
Total revenue	44	1,527	356	(199)	1,728

Costs and Expenses
Cost of goods sold	—	1,369	288	(107)	1,550
Selling, general and administrative	—	120	20	(26)	114
Research and development	—	21	—	—	21
Total costs and expenses	—	1,510	308	(133)	1,685

Income Before Interest & Taxes	44	17	48	(66)	43

Interest income	—	4	2	(4)	2
Interest expense	(19)	—	(4)	4	(19)

Income Before Taxes	25	21	46	(66)	26

Income taxes	—	—	(1)	—	(1)

Net Income	25	21	45	(66)	25

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income Attributed to Members’ Interests	$19	$21	$45	$(66)	$19

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2002

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,291	$221	$(83)	$1,429
Equity in income (loss) of affiliates	17	—	(7)	1	11
Other income	—	21	28	(36)	13
Total revenue	17	1,312	242	(118)	1,453

Costs and Expenses
Cost of goods sold	—	1,198	193	(72)	1,319
Selling, general and administrative	—	118	27	(47)	98
Asset impairments	—	5	1	—	6
Research and development	—	11	—	—	11
Total costs and expenses	—	1,332	221	(119)	1,434

Income (Loss) Before Interest & Taxes	17	(20)	21	1	19

Interest income	—	—	1	—	1
Interest expense	(16)	1	(3)	—	(18)

Income (Loss) Before Taxes	1	(19)	19	1	2

Income taxes	—	(1)	—	—	(1)

Net Income (Loss)	1	(20)	19	1	1

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income (Loss) Attributed to Members’ Interests	$(5)	$(20)	$19	$1	$(5)

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$4,596	$931	$(328)	$5,199
Equity in income (loss) of affiliates	35	3	(22)	9	25
Other income	—	65	60	(71)	54
Total revenue	35	4,664	969	(390)	5,278

Costs and Expenses
Cost of goods sold	—	4,306	860	(302)	4,864
Selling, general and administrative	—	368	70	(97)	341
Research and development	—	44	—	—	44
Total costs and expenses	—	4,718	930	(399)	5,249

Income (Loss) Before Interest & Taxes	35	(54)	39	9	29

Interest income	—	10	6	(10)	6
Interest expense	(57)	(1)	(6)	10	(54)

Income (Loss) Before Taxes	(22)	(45)	39	9	(19)

Income taxes	—	—	(3)	—	(3)

Net Income (Loss)	(22)	(45)	36	9	(22)

Distributions on members’ preferred interests	(17)	—	—	—	(17)

Income (Loss) Attributed to Members’ Interests	$(39)	$(45)	$36	$9	$(39)

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$3,562	$611	$(210)	$3,963
Equity in income (loss) of affiliates	37	(17)	(20)	19	19
Other income	—	70	81	(111)	40
Total revenue	37	3,615	672	(302)	4,022

Costs and Expenses
Cost of goods sold	—	3,293	557	(196)	3,654
Selling, general and administrative	—	333	79	(125)	287
Asset impairments	—	5	1	—	6
Research and development	—	35	—	—	35
Total costs and expenses	—	3,666	637	(321)	3,982

Income (Loss) Before Interest & Taxes	37	(51)	35	19	40

Interest income	—	2	3	—	5
Interest expense	(47)	1	(4)	—	(50)

Income (Loss) Before Taxes	(10)	(48)	34	19	(5)

Income taxes	—	(1)	(4)	—	(5)

Net Income (Loss)	(10)	(49)	30	19	(10)

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income (Loss) Attributed to Members’ Interests	$(16)	$(49)	$30	$19	$(16)

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
September 30, 2003
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$14	$28	$—	$42
Accounts receivable, net	213	451	789	(582)	871
Inventories	—	551	117	—	668
Other current assets	1	25	5	—	31
Total current assets	214	1,041	939	(582)	1,612

Property, plant and equipment, net	—	3,546	316	—	3,862
Investments in and advances to affiliates	5,847	64	5,341	(10,604)	648
Other assets and deferred charges	22	1,043	25	(1,019)	71

Total Assets	$6,083	$5,694	$6,621	$(12,205)	$6,193

Current liabilities
Accounts payable	$99	$664	$384	$(582)	$565
Secured borrowings and other debt	—	1	307	—	308
Other current liabilities	9	153	15	—	177
Total current liabilities	108	818	706	(582)	1,050

Long-term debt	1,254	10	—	—	1,264
Other liabilities and deferred credits	1,017	123	36	(1,019)	157

Total liabilities	2,379	951	742	(1,601)	2,471

Members’ preferred interests	250	—	—	—	250

Members’ capital	3,454	4,743	5,861	(10,604)	3,454
Accumulated other comprehensive income	—	—	18	—	18

Total Liabilities and Members’ Equity	$6,083	$5,694	$6,621	$(12,205)	$6,193

Note 11. Condensed Consolidating Financial Statements (continued)

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

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(22)	$(45)	$36	$9	$(22)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	213	12	—	225
Undistributed equity in losses (income) of affiliates, net	(35)	(3)	33	(9)	(14)
Changes in operating working capital	22	(34)	(78)	—	(90)
Other operating cash flow activity	47	(17)	—	—	30
Net cash flows provided by operating activities	12	114	3	—	129

Cash Flows From Investing Activities
Capital and investment expenditures	—	(109)	(43)	—	(152)
Investments in and advances to Q-Chem	—	—	(94)	—	(94)
Decrease (increase) in other investments	(118)	1	—	118	1
Net cash flows used in investing activities	(118)	(108)	(137)	118	(245)

Cash Flows From Financing Activities
Increase in commercial paper, net	74	—	—	—	74
Increase in secured borrowings, net	—	—	10	—	10
Increase (decrease) in other debt, net	—	(1)	4	—	3
Contributions from members, net	32	—	118	(118)	32
Net cash flows provided by (used in) financing activities	106	(1)	132	(118)	119

Net Increase (Decrease) in Cash and Cash Equivalents	—	5	(2)	—	3
Cash and Cash Equivalents at Beginning of Period	—	9	30	—	39

Cash and Cash Equivalents at End of Period	$—	$14	$28	$—	$42

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2002
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(10)	$(49)	$30	$19	$(10)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	208	11	—	219
Asset impairments	—	5	1	—	6
Undistributed equity in losses (income) of affiliates, net	2	23	33	(64)	(6)
Changes in operating working capital	4	147	(138)	—	13
Other operating cash flow activity	183	(148)	(1)	—	34
Net cash flows provided by (used in) operating activities	179	186	(64)	(45)	256

Cash Flows From Investing Activities
Capital and investment expenditures	—	(240)	(13)	—	(253)
Advances to Q-Chem	—	—	(169)	—	(169)
Decrease (increase) in other investments	(178)	2	—	178	2
Net cash flows used in investing activities	(178)	(238)	(182)	178	(420)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(785)	—	—	—	(785)
Increase in secured borrowings, net	—	—	101	—	101
Increase (decrease) in other debt	498	(1)	6	—	503
Proceeds from the issuance of members’ preferred interests	250	—	—	—	250
Contributions from members, net	29	—	133	(133)	29
Post-closing adjustments from members	7	—	—	—	7
Net cash flows provided by (used in) financing activities	(1)	(1)	240	(133)	105

Net Decrease in Cash and Cash Equivalents	—	(53)	(6)	—	(59)
Cash and Cash Equivalents at Beginning of Period	—	71	40	—	111

Cash and Cash Equivalents at End of Period	$—	$18	$34	$—	$52

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Income (loss) before interest and taxes
Olefins & Polyolefins	$45	$52	$5	$43
Aromatics & Styrenics	(1)	(30)	22	(10)
Specialty Products	8	3	28	27
Corporate & Other	(9)	(6)	(26)	(20)
Consolidated	43	19	29	40
Interest expense, net and income taxes	(18)	(18)	(51)	(50)
Net income (loss)	$25	$1	$(22)	$(10)

Consolidated revenues increased significantly on higher overall sales prices, comparing the 2003 periods with the same 2002 periods.  Higher sales volumes in the 2003 third quarter compared with the 2002 third quarter also contributed to the increase in revenues.  Higher feedstock costs and natural gas prices in the 2003 periods negated most of the benefit of higher sales prices.  Unseasonably low U.S. natural gas inventory levels, the war in Iraq and geopolitical events in Venezuela and Nigeria, as well as other events experienced earlier in the year, negatively influenced feedstock and energy costs.

Included in 2003 results were charges to Selling, General and Administrative (SG&A) expense for CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities ($13 million for the first six months), accelerated depreciation related to the previously announced planned closure of the UDEX benzene extraction unit at CPChem’s Port Arthur, Texas facility in October 2003 ($4 million for the three months and $10 million for the nine months) and employee termination benefit charges to SG&A expense in connection with announced workforce reductions ($3 million for the three months and $12 million for the nine months).  See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the employee termination benefit charges.  Also included in 2003 was a third- quarter $9 million charge to Research and Development depreciation related to the permanent closure of a research and technology pilot plant facility in Orange, Texas and a third-quarter $7 million net benefit recorded (an $11 million benefit to Other Income and a $4 million charge to SG&A expense) as a result of a refund from a sales and use tax audit that covered the period October 1993 through June 2000. In addition, CPChem recognized an inventory valuation gain of $6 million in the third quarter of 2003 resulting from the reduction of certain LIFO (last-in, first-out) inventories that are not expected to be replaced by year-end 2003.

Included in 2002 results were $26 million of net charges in the third quarter primarily related to asset retirements, the write-off of certain technology projects, asset impairments and a benefit recorded for the reduction of a customer claim accrual.  Also included in 2002 results was a first-quarter $6 million pension plan curtailment charge (included in Cost of Goods Sold) related to enhanced benefits granted to terminated employees at CPChem’s Puerto Rico facility and $4 million of accelerated depreciation, also recorded in the first quarter, associated with the retirement in February 2002 of two polyethylene particle loop reactors at the Orange, Texas facility.

Olefins & Polyolefins

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Income before interest and taxes	$45	$52	$5	$43

Income before interest and taxes for Olefins & Polyolefins totaled $45 million in the third quarter of 2003 compared with $52 million in the prior-year period.  Higher revenues resulting from increased sales volumes and prices were more than offset by higher feedstock and utility costs.  Included in third-quarter 2003 earnings was a $6 million inventory valuation gain related to LIFO inventories and a $5 million net benefit for Olefins & Polyolefins' share of the refund from the sales and use tax audit, partially offset by a $9 million charge related to the permanent closure of the research and technology pilot plant facility. Third-quarter 2002 results included $6 million of net charges related to an asset impairment, the write-off of two technology projects and a benefit related to the reduction of a customer claim accrual.

Results declined in the three months ended September 30, 2003 compared with the same period in 2002, as lower earnings from ethylene, normal alpha olefins (NAO) and Q-Chem were partially offset by improvements from the polyethylene pipe product line.  Sales volumes and prices were up across all product lines, but were offset by higher feedstock and utility costs.

Olefins & Polyolefins income before interest and taxes totaled $5 million for the nine months ended September 30, 2003 compared with $43 million for the first nine months of 2002.  Higher feedstock and energy costs more than offset increased revenues.  Results in 2003 included $13 million of charges for the ChevronTexaco and ConocoPhillips legal settlements and accruals, the $9 million charge related to the closure of the research and technology pilot plant facility and the $5 million net benefit resulting from the sales and use tax audit.  Results in 2002 included $10 million of net charges related to an asset impairment, the write-off of two technology projects, the retirement of two polyethylene particle loop reactors and a benefit related to the reduction of a customer claim accrual.

Margins were lower in the 2003 nine-month period for the NAO product line, primarily due to higher feedstock costs and significantly higher energy costs, partially offset by higher overall average sales prices.  Earnings for the segment were also negatively impacted by higher equity losses from Q-Chem.  Results from the polyethylene pipe product line improved due to higher sales prices and volumes and lower SG&A expense.

Aromatics & Styrenics

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Income (loss) before interest and taxes	$(1)	$(30)	$22	$(10)

Loss before interest and taxes for Aromatics & Styrenics totaled $1 million in the three months ended September 30, 2003 compared with $30 million in the 2002 period.  Increases in sales revenues in the 2003 period, primarily resulting from higher sales volumes and prices, were partially offset by higher feedstock and utility costs, and lower equity earnings.  Included in third-quarter 2003 results was $4 million of accelerated depreciation related to the planned closure of the UDEX benzene extraction unit in October 2003.  Included in third-quarter 2002 results were $17 million of charges related to asset retirements and $3 million of accelerated depreciation related to the UDEX unit.

Improvements in earnings of the styrene, polystyrene and benzene product lines in the third quarter of 2003 compared with the prior-year period were partially offset by lower results from the cumene product line.  Styrene earnings increased on significantly higher sales volumes, partially offset by higher feedstock and utility costs.  Polystyrene earnings improved due to higher sales volumes and prices.  Benzene results improved on higher sales prices and lower feedstock costs, partially offset by lower equity earnings from Saudi Chevron Phillips.

Aromatics & Styrenics income before interest and taxes totaled $22 million for the first nine months in 2003 compared to a $10 million loss for the same period in 2002.  Higher sales revenues and equity earnings in 2003 were partially offset by higher feedstock and utility costs.  Included in 2003 results was $10 million of accelerated depreciation related to the planned closure of the UDEX benzene extraction unit.  Included in 2002 results were $17 million of charges related to asset retirements, a $6 million pension plan curtailment charge related to enhanced benefits granted to terminated employees at CPChem’s Puerto Rico facility and $3 million of accelerated depreciation related to the UDEX unit.  Results in 2002 also included a $25 million benefit related to the full reversal of a lower-of-cost-or-market inventory reserve initially established in 2001.  The reserve was reversed as a result of improved market conditions and prices.

Earnings were higher in the 2003 nine-month period primarily as a result of higher earnings in the benzene, polystyrene and paraxylene product lines.  Significantly higher average realized sales prices for these product lines and increased sales volumes of benzene and paraxylene were partially offset by higher feedstock costs and energy prices.  Significantly higher equity earnings from Saudi Chevron Phillips also contributed to the overall improvement in earnings.  Earnings from styrene were lower in 2003 as increased product and utility costs more than offset higher sales prices.  Lower equity earnings from K R Copolymer Co. Ltd., lower feedstock margins and higher utility costs primarily drove results downward for the K-Resin® product line.

Specialty Products

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Income before interest and taxes	$8	$3	$28	$27

Income before interest and taxes for Specialty Products was $8 million in the three-month period ended September 30, 2003 compared with $3 million in the same period in 2002, and $28 million and $27 million for the nine-month periods in 2003 and 2002, respectively.  Third-quarter 2003 results include a $2 million net benefit for Specialty Products’ share of the refund from the sales and use tax audit.

In the third quarter of 2003, higher earnings for Specialty Chemicals were partially offset by lower earnings for Ryton® polyphenylene sulfide polymers, as Specialty Chemicals benefited from higher sales volumes and Ryton incurred higher product costs.  Higher overall sales prices for Specialty Products and increased sales volumes of Specialty Chemicals partially offset overall increased product costs in the 2003 nine-month period.

Corporate and Other

	Three months ended September 30,		Nine months ended September 30,
Millions	2003	2002	2003	2002
Income (loss) before interest and taxes	$(9)	$(6)	$(26)	$(20)

Corporate and Other results in 2003 included employee termination benefit charges in connection with announced workforce reductions ($3 million for the three months and $12 million for the nine months).  Results in 2002 included second-quarter expenses related to a one-time charge for employee benefit costs and also included expenses incurred in connection with the relocation of CPChem’s headquarters.

Outlook

The chemicals industry continues to be challenged to improve margins and increase sales volumes as the economy shows signs of recovery.  Various industry analysts and consultants believe that while U.S. economic growth will accelerate during the remainder of 2003 and throughout 2004, they also believe that U.S. commodity chemicals and plastics consumption will be driven by recovery in the U.S. manufacturing sector, which is expected to lag the general economy.

Elevated and volatile energy and feedstock costs, along with an increase in the geographic relocation of North American manufacturing to developing regions, is expected to moderate near-term North American chemical demand growth.  However, results from CPChem’s Q-Chem I complex, as well as its Singapore and China facilities, should benefit from the resiliency of China’s economic growth.

CPChem is addressing prevailing market conditions by continuing to ensure safe and reliable operations, while at the same time focusing on cost stewardship, improving efficiencies and prudently operating and managing its assets.

The Q-Chem I complex, a project in which CPChem owns a 49% interest, is currently undergoing performance testing.  A 50%-owned high-density polyethylene plant, located at CPChem’s Cedar Bayou facility in Baytown, Texas, became operational in the second quarter of 2003.  CPChem’s Ryton compounding facility in La Porte, Texas became operational at the end of March 2003.

CPChem’s cumene unit at the Port Arthur facility was idled in the second quarter of 2003 until market conditions improve.  This action is in addition to the previously announced closure in October 2003 of the UDEX benzene extraction unit at the facility.  Operations at the olefins complex and the existing cyclohexane unit at Port Arthur are continuing.

Liquidity and Capital Resources

CPChem’s cash balance at September 30, 2003 was $42 million, of which $28 million was held by foreign subsidiaries.  This compares with a $39 million cash balance at December 31, 2002, of which $30 million was held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances through effective management of its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $129 million during the first nine months of 2003 compared with $256 million during the same period in 2002.  The decrease was driven primarily by a net increase of $90 million in non-cash working capital during the 2003 period and lower income primarily due to higher energy and feedstock prices experienced in the 2003 period.

Investing Activities

Capital and investment expenditures totaled $152 million during the first nine months of 2003, compared with $253 million in the prior-year period.  Approximately $79 million of 2003 expenditures were invested in Olefins & Polyolefins, $58 million in Aromatics & Styrenics, $12 million in Specialty Products and the remaining $3 million in corporate-level expenditures.

In addition, CPChem advanced $85 million to Q-Chem in the first nine months of 2003, excluding interest, under a subordinated loan agreement and subscribed to $9 million of additional shares of Q-Chem in the third quarter of 2003 in connection with a bank financing completion guarantee.

For the year 2003, CPChem expects to invest a total of approximately $245 million in capital and investment expenditures, to advance Q-Chem a total of approximately $90 million under the subordinated loan agreement and to subscribe to a total of $20 million of additional shares of Q-Chem in connection with the bank financing completion guarantee.

See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the advances and commitments to Q-Chem and for a discussion of a contingent funding commitment to Saudi Chevron Phillips.

Financing Activities

Cash provided by financing activities totaled $119 million in the first nine months of 2003 compared with $105 million in the prior-year period.

CPChem had $300 million of secured borrowings outstanding at September 30, 2003 under a trade receivables securitization agreement, secured by $468 million of trade receivables.  CPChem renewed its trade receivables securitization agreement on May 22, 2003 for an additional 364 days on terms substantially identical to those of the prior agreement.

CPChem has a $400 million 364-day credit facility and a $400 million three-year credit facility with a syndicate of banks that are used to provide backup committed credit for the commercial paper program.  CPChem replaced its 364-day credit facility with a new 364-day credit facility on substantially identical terms to those of the prior facility.  The new 364-day credit facility, which expires on August 26, 2004, provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on August 26, 2004 under the agreement.  There were no borrowings outstanding under either credit agreement at September 30, 2003.

In July 2002, CPChem sold $250 million of Members’ Preferred Interests, purchased 50% each by ChevronTexaco and ConocoPhillips.  Proceeds were used to retire a portion of outstanding commercial paper obligations.

In June 2002, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP jointly and severally issued $500 million of five-year, senior unsecured 5 3/8% notes.  Proceeds were used to retire a portion of outstanding commercial paper obligations and for general corporate purposes.

CPChem believes that cash requirements over the next 12 months will be funded through a combination of cash on hand, cash flows from operations, commercial paper and/or future debt issuances.  CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, CPChem does not have any debt obligations whose maturities would be accelerated as the result of a credit rating downgrade.

Other

Contingencies.  See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Pronouncements.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates,” “foresees” or other words and phrases of similar meaning.  Where CPChem expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, terrorist acts, war, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the global economy, results of financing efforts and overall financial market conditions.  All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002.  CPChem believes its exposure to market risk has not changed materially at September 30, 2003.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Governmental Agency Proceedings

As was previously disclosed, the Environmental Protection Agency (the “EPA”) and the Department of Justice (the “DOJ”) are considering a possible civil enforcement action against CPChem related to an inspection of CPChem’s Pasadena Plastics Complex in mid-2000.  This potential action stems from alleged violations of Section 112(r) of the Clean Air Act and related regulations, largely in connection with the June 1999 and March 2000 K-Resin incidents.  The EPA and DOJ are seeking a proposed penalty of $3 million.  CPChem disputes this proposed action and penalty.

Other Proceedings

CPChem is a party to a number of other legal proceedings for which, in many instances, no provision has been made.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1

364-Day Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi Ltd., Sumitomo Mitsui Banking Corporation and certain lenders from time to time thereto, dated as of August 28, 2003

10.2	Long-Term Incentive Plan of Chevron Phillips Chemical Company LLC (as Amended and Restated Effective January 1, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K - none

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: November 12, 2003	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President, Chief Financial Officer and Controller