Form 10-K
period 2003-12-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2004-03-02
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at June 30, 2003:

None

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This annual report contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates,” or other words and phrases of similar meaning.  Where Chevron Phillips Chemical Company LLC (CPChem) expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks and products, force majeure events, accidents, labor relations, political risks, terrorist acts, war, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the global economy, results of financing efforts and overall financial market conditions.  All forward-looking statements in this annual report are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

PART I

Items 1. and 2.  Business and Properties

Chevron Phillips Chemical Company LLC (CPChem), a limited liability company formed under Delaware law, manufactures and markets a wide range of petrochemicals on a worldwide basis through its subsidiaries and equity affiliates, with manufacturing facilities located in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.

On July 1, 2000, Chevron Corporation, now ChevronTexaco Corporation (ChevronTexaco), and Phillips Petroleum Company, now ConocoPhillips, combined their worldwide petrochemicals businesses, excluding ChevronTexaco’s Oronite additives business, to form Chevron Phillips Chemical Company LLC.  ChevronTexaco and ConocoPhillips (collectively, the “members” or the “owners”) each own 50% of CPChem.

CPChem is governed by a Board of Directors, currently comprised of six representatives, under the terms of a limited liability company agreement.  ChevronTexaco and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of CPChem are non-voting representatives.  Certain major decisions and actions require the unanimous approval of the voting representatives.

CPChem previously sold certain debt securities pursuant to registration statements filed under the Securities Act of 1933, which subjected CPChem to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934 (the “Act”).  These debt securities were not registered under Section 12 of the Act.  CPChem’s duty to file reports with the Securities and Exchange Commission (the “SEC”) was subsequently and automatically suspended under the Act.  However, CPChem has voluntarily continued to file quarterly, annual and other periodic reports with the SEC.  These reports are available to the public at no charge through CPChem’s website at www.cpchem.com.

CPChem’s business is structured around three primary operating segments:  Olefins & Polyolefins, Aromatics & Styrenics, and Specialty Products.  For a list of the principal products of these segments, see the tables included in each segment’s discussion.  See also “Part II – Item 8. Financial Statements and Supplementary Data – Note 17” for financial data by segment and geographic location.

Olefins & Polyolefins

This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefin products such as ethylene and propylene.  This segment also manufactures and markets alpha olefins and polyolefin products such as normal alpha olefins (NAO), polyethylene, polypropylene and polyethylene pipe.  CPChem has five olefin and polyolefin production facilities located in Texas.  CPChem also has nine domestic pipe facilities and one in Mexico, and one domestic pipe fittings facility.  In addition, CPChem owns interests in a polypropylene facility located at the Pasadena Plastics Complex in Texas (formerly known as the Houston Chemical Complex), a high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Texas, polyethylene facilities in Singapore and China, and an ethylene, polyethylene and 1-hexene facility in Qatar.

Olefins & Polyolefins

Product	Approximate Net Capacity		Primary Uses
	(million lbs. per year)

Ethylene	8,139	(1,2)	Basic building block for plastics and elastomers, and also a raw material for chemicals used to make paints, detergents and antifreeze.

Polyethylene	5,940	(2,3)	Thermoplastic polymer used in various applications, including:

			• high-density polyethylene (HDPE), which is a resin used to make detergent bottles, pails, plastic pipe and conduit, shopping bags, geomembrane and film applications;

			• linear low-density polyethylene (LLDPE), which is a resin used to make plastic film and containers; and

			• low-density polyethylene (LDPE), which is a resin used to make plastic film, paper coating, surgical gloves and containers.

Polyethylene pipe, conduit and pipe fittings	564		Used in a wide variety of industries such as electrical, energy, gas distribution, geothermal, mining, municipal projects and telecommunications.

Propylene	2,880		Basic building block for various fibers and plastics, such as polypropylene, and used as a raw material for chemicals used to make paints, detergents and resins.

Polypropylene	486	(3)	Thermoplastic polymer used in fibers, films, automobiles and housewares.

Normal alpha olefins	1,514	(2)	A group of chemicals produced from ethylene and used in plasticizer alcohols, polyethylene, surfactants and synthetic lubricants and additives.

Polyalpha olefins	104		Base stock for synthetic lubricants.

Acetylene black	18

Carbon black resulting from the exothermic decomposition of acetylene gas, used in batteries, magnetic tape, caulk, sealant, conductive paint and ink, specialty silicone rubber and plastics, and explosives.

(1)          Includes 650 million pounds of idled capacity at the Sweeny facility in Old Ocean, Texas.

(2)          Includes CPChem’s share of the capacity of Qatar Chemical Company Ltd. (Q-Chem), an equity affiliate.  The Q-Chem complex is operating and is in the final stages of performance testing.

(3)          Includes CPChem’s share of other equity affiliates’ capacities.

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

Distribution.  Depending on the particular product and location of the production facility, Olefins & Polyolefins products are shipped by railcar, ships, trucks, parcel tankers and CPChem and third- party pipelines.

Ethylene

By volume, ethylene is the most widely-consumed petrochemical product in the world, according to Chemical Market Associates, Inc.  Domestically, ethylene is produced at CPChem’s Sweeny facility in Old Ocean, Texas, at its Cedar Bayou facility in Baytown, Texas and at its Port Arthur, Texas facility.  Internationally, CPChem produces ethylene through its 49%-owned Q-Chem joint venture, located in Mesaieed, Qatar.  The Q-Chem complex is operating and is in the final stages of performance testing.  CPChem’s share of the combined ethylene capacity of its domestic and international facilities is approximately 8.1 billion pounds per year.

Polyethylene accounts for more than half of all global ethylene consumption.  Polyethylene end-uses include various nondurable applications such as soap packaging, household chemicals packaging and other consumer packaging, and durable applications such as pipe, fuel tanks and containers.

Supply/Feedstock Sources.  Ethylene can be produced from ethane, propane, butane, natural gasoline or certain refinery liquids such as naphtha and gas oil.  The two most common ethylene feedstocks are ethane, because of its high ethylene yield, and naphtha, because of its availability and transportability.  Much of CPChem’s ethylene production is based on ethane/propane feedstock, however certain domestic facilities have varying degrees of flexibility to process propane, butane, and naphtha when economics dictate.  The price of ethane tends to correlate with the price of natural gas, while the prices of the other ethylene feedstock slates tend to correlate with the price of crude oil.

CPChem has market-based purchase contracts with Duke Energy Field Services, LLC (an affiliate of ConocoPhillips) and Dynegy Inc. (an affiliate of ChevronTexaco) which cover over 75% of CPChem’s anticipated domestic ethylene feedstock needs.  The agreement with Duke Energy extends through December 31, 2014 and the agreement with Dynegy extends through August 31, 2006.  Contracts with other suppliers provide the remainder of feedstock needs.  These contracts can be long-term or monthly, or daily contracts made on a spot basis.

Marketing.  CPChem uses approximately 75% of its domestic ethylene in its production of polyethylene, NAO and styrene.  The remainder of domestic ethylene production is sold on the merchant market, largely under long-term contracts.  CPChem’s ethylene storage capacity is approximately one billion pounds and is split between its Texas cavern storage facilities in Clemens and Mont Belvieu.  All internationally produced ethylene is consumed internally.

Polyethylene

Domestically, polyethylene is produced at the Pasadena Plastics Complex and the Orange and Cedar Bayou facilities, all located in Texas.  Internationally, CPChem produces polyethylene through its joint venture facilities in Qatar, Singapore and Jinshanwei, China.  CPChem’s share of the combined polyethylene capacity of its domestic and international facilities is approximately 5.9 billion pounds per year.

Supply/Feedstock Sources.  The primary raw material for polyethylene production is ethylene, which typically represents the majority of polyethylene manufacturing costs.  CPChem produces ethylene in excess of its polyethylene production requirements.  Butene and 1-hexene, also used in the production of polyethylene, are produced at the Cedar Bayou facility.  The complex in Qatar produces all of the ethylene and 1-hexene required for its production of polyethylene.

Marketing.  At December 31, 2003, approximately 80% of CPChem’s net polyethylene capacity was located in the United States, along the Texas Gulf Coast.  CPChem markets almost all its production from this area in the United States, with the remainder exported to Canada, Mexico, Central and South America, Europe and Asia.  Production from CPChem’s plants in Singapore and China is marketed primarily in the Far East.  CPChem acts as an agent for the sale of substantially all of Q-Chem’s production.  CPChem markets the polyethylene that is produced by Q-Chem to markets in Western Europe and Asia through its established marketing network.

CPChem’s largest polyethylene customer is its Performance Pipe division.  This division manufactures polyethylene pipe, fittings and conduit in 10 plants located throughout the United States and one plant located in Mexico.

In addition, CPChem sells a significant amount of HDPE to customers who are suppliers of bottles to large consumer product manufacturers, dairies and bottled water suppliers.  CPChem also supplies HDPE for rigid product applications such as pails, paint cans, margarine tubs and stadium cups.  Durable applications include pipe, sheeting for landfill liners and automotive fuel tanks.

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

Supply/Feedstock Sources.  Approximately one-half of CPChem’s propylene is produced as a co-product of ethylene production, the amount of which varies with the type of feedstock used.  The remainder of CPChem’s propylene production comes from the processing of refinery-grade propylene, which is converted into polymer-grade product.  CPChem purchases approximately 30% of its refinery-grade propylene from CPChem’s owners and the remainder from a variety of suppliers, both under long-term and short-term contracts.

Marketing.  Polymer-grade propylene is sold to major chemical manufacturers, the majority of which are polypropylene producers.  Approximately 25% of CPChem’s propylene is sold to Phillips Sumika Polypropylene Company (Phillips Sumika), a CPChem joint venture with production facilities located at the Pasadena Plastics Complex.  Propylene is also sold to external customers under long-term contracts and to international contract and spot customers through a third-party export facility located in Deer Park, Texas.

Normal Alpha Olefins, Polyalpha Olefins

All of CPChem’s domestic NAO is produced at the Cedar Bayou facility.  Internationally, CPChem produces 1-hexene, an NAO used as a comonomer in the production of polyethylene, through its Q-Chem joint venture in Qatar.  CPChem’s share of the combined capacity of its domestic and international facilities is approximately 1.5 billion pounds per year of NAO, which currently represents approximately 15% of global capacity.

Supply/Feedstock Sources.  NAO is produced by processing ethylene.  CPChem produces substantially all of the ethylene required in its domestic production of NAO.  CPChem’s ethylene is produced at the Sweeny, Cedar Bayou and Port Arthur facilities.  CPChem’s joint venture in Qatar produces all of the ethylene required for its production of 1-hexene.  Polyalpha olefins are produced from fractions of NAO produced at CPChem’s Cedar Bayou facility.

Marketing.  CPChem sells NAO and polyalpha olefins primarily to other chemical companies who use them to produce a broad range of intermediate products.  CPChem also uses a portion of its own production of NAO in the manufacturing of polyethylene and polyalpha olefins.  North America and Europe are the largest geographic markets for NAO and polyalpha olefins.

Aromatics & Styrenics

This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane, and has the ability to manufacture cumene at a plant that was idled in 2003.  This segment also manufactures and markets polystyrene as well as styrene-butadiene copolymers (SBC) sold under the trademark K-Resin®.  Production facilities are located in Mississippi, Louisiana, Texas, Ohio, Puerto Rico and China.  CPChem also owns an equity interest in an aromatics facility in Saudi Arabia and in a K-Resin® SBC facility in South Korea.

Aromatics & Styrenics

Product	Approximate Net Capacity		Primary Uses
	(million lbs. per year)

Benzene	2,130	(1)	An aromatic primary building block chemical used in the production of ethylbenzene, cumene and cyclohexane.

Styrene	2,100

Aromatic monomer used to produce a wide variety of polymers with very diverse end-uses that include packaging, automotive applications, electronic parts, rubber products, paper, housewares, construction materials, carpeting and toys.

Polystyrene	990		Thermoplastic polymer used to make packing materials, cups, toys, furniture and housewares.

Paraxylene	1,715	(2)	Used almost exclusively to make terephthalic acid or dimethyl terephthalate intermediates in the production of polyester and packaging resins such as polyethylene terephthalate (PET).

Cyclohexane	1,230	(1,3)	Predominantly used in intermediates for the manufacture of nylon.

K-Resin® styrene-butadiene copolymers	269	(1)	A high quality, clear polymer material used to make a variety of products including medical components, toys, candy wrap, food packaging, cups and garment hangers.

Cumene	1,100	(4)	An intermediate used to produce phenol and acetone.

(1)          Includes CPChem’s share of an equity affiliate’s capacity.

(2)          Includes 715 million pounds of capacity of a plant in Puerto Rico that is currently idled.

(3)          Includes the capacity of a new plant in Port Arthur that commenced operations in February 2004, and excludes the capacity of an existing plant in Port Arthur that was shut down.

(4)          Capacity of a plant in Port Arthur that is currently idled.

Competition.  Aromatics & Styrenics’ products are sold into global commodity markets.  Competitive factors include price, product quality and performance, product deliverability and customer service.  CPChem generally ranks within the top 10 producers and competes with other large producers including Dow, Equistar, ExxonMobil, BP and Shell.

Distribution.  Depending on the particular product and location of the production facility, Aromatics & Styrenics products are shipped by trucks, railcars, barges, ships and pipelines.

Benzene

Domestically, benzene is produced at CPChem’s Pascagoula, Mississippi facility.  Internationally, CPChem produces benzene through its joint venture facility in Al Jubail, Saudi Arabia.  CPChem’s share of the combined benzene capacity of its domestic and international facilities is approximately 2.1 billion pounds per year.  CPChem’s UDEX benzene extraction unit at the Port Arthur facility was permanently closed in the fourth quarter of 2003.  CPChem uses its proprietary Aromax® technology for most of its benzene production.

Supply/Feedstock Sources.  The two main feedstocks for benzene production are pyrolysis gasoline and reformate, both of which are intermediate products of petroleum refining and petrochemical plants.  These two feedstocks account for over 75% of benzene production worldwide.  CPChem purchases benzene feedstocks from its owners’ refineries, located in proximity to CPChem’s benzene plants, and from various other sources.  In Saudi Arabia, CPChem’s 50%-owned affiliate has a 30-year feedstock agreement with a producer that owns a refining complex located nearby.

Marketing.  CPChem is a net consumer of benzene in the Gulf Coast region.  This allows CPChem to operate its benzene plants at full capacity, preserving a low-cost position, even during times of slack demand for derivatives.  At CPChem’s joint venture plant in Saudi Arabia, approximately one-half of the benzene produced is consumed by the joint venture’s cyclohexane plant located at the same facility.  The balance of benzene is sold on a term-contract basis.

Styrene

Styrene is produced at CPChem’s St. James, Louisiana facility, which has a capacity of approximately 2.1 billion pounds per year.

Supply/Feedstock Sources.  Styrene is made from benzene and ethylene.  Almost all of the benzene used at CPChem’s styrene plant is produced internally at CPChem’s Pascagoula facility, with the remainder acquired through contract purchases.  Ethylene is supplied to the St. James plant by a proprietary pipeline connected to the Louisiana grid system.  CPChem maintains flexibility in ethylene supply through contract purchases, exchanges with CPChem’s Texas facilities and from spot purchases.

Marketing.  CPChem currently consumes approximately 600 million pounds of styrene annually at its polystyrene plant in Marietta, Ohio and a smaller amount in its production of K-Resin® SBC.  The balance of production is sold in the merchant market.  CPChem generally markets styrene in all regions of the world and sells almost all of its styrene production through short-term and long-term contracts.

Polystyrene

Polystyrene is produced at CPChem’s facilities in Marietta, Ohio and Zhangjiagang, China.  The combined polystyrene capacity of these facilities is approximately 1.0 billion pounds per year.  Both plants have the ability to make high impact polystyrene and general purpose polystyrene.

Supply/Feedstock Sources.  Polystyrene is manufactured primarily from styrene.  The styrene consumed at Marietta is supplied by CPChem’s St. James styrene facility.  The China plant is supplied by styrene from the St. James plant and from third parties.

Marketing.  CPChem sells a variety of grades of polystyrene to the packaging, food service, media enclosure and various other markets.  Most of CPChem’s polystyrene business in the U.S. is conducted on a term-contract basis, while business in China follows the local practice of being conducted primarily in the spot market.

Paraxylene

CPChem has a production capacity of approximately 1.0 billion pounds of paraxylene per year at its Pascagoula plant.  Production at the Guayama, Puerto Rico plant, which has a capacity of approximately 715 million pounds of paraxylene per year, was idled in 2001 for economic reasons.  The plant was reconfigured in 2003.

Supply/Feedstock Sources.  Mixed xylenes are the feedstock for the production of paraxylene.  Mixed xylenes are the end product of either reforming operations that are part of the motor fuels production process in refineries, or the end product of the conversion of toluene, another intermediate refining product, into benzene and xylenes.  Mixed xylenes are available on the merchant market in the forms of both gasoline blending stocks and paraxylene feedstocks.  CPChem purchases mixed xylenes from ChevronTexaco and other suppliers.  During periods of high paraxylene demand, mixed xylenes are also purchased on the spot market.

Marketing.  In North America, a few very large consumers buy most of the paraxylene available in the market.  CPChem currently sells its paraxylene production to major producers of polyester in North America and Europe under long-term contracts.

Cyclohexane

CPChem is the largest marketer of cyclohexane in the world.  This includes volumes produced at the Port Arthur and Saudi Arabian plants, of which CPChem’s share of the combined cyclohexane capacity of the plants is approximately 1.2 billion pounds per year, as well as certain volumes produced by ConocoPhillips for which CPChem has marketing rights.  In the first quarter of 2003, the Saudi Arabian plant increased its gross capacity to 620 million pounds per year.  In February 2004, a new plant in Port Arthur commenced operations.  The existing plant in Port Arthur was shut down.  CPChem owns a 50% interest in the Saudi Arabian facility and has an obligation to market all of the cyclohexane exported from that facility.  In addition, CPChem has the exclusive right to market the cyclohexane produced by ConocoPhillips at its Sweeny and Borger, Texas refineries.

Supply/Feedstock Sources.  The raw materials for cyclohexane are benzene and hydrogen.  CPChem consumes more benzene than it produces.  Remaining benzene requirements are met through term contracts and spot purchases.  Hydrogen is currently obtained from CPChem’s Port Arthur facility and from other sources.

Marketing.  Most of CPChem’s cyclohexane is sold in North America and Europe through sales contracts that are typically long-term arrangements.  CPChem also has access to the Asian market through its joint venture plant in Saudi Arabia.

K-Resin® Styrene-Butadiene Copolymer

CPChem produces an SBC sold under the trademark K-Resin®.  Production comes from the Pasadena Plastics Complex and CPChem’s K R Copolymer Co., Ltd. joint venture plant located in Yochon, South Korea.  CPChem’s share of the combined K-Resin® SBC capacity of the facilities is approximately 269 million pounds per year.

Supply/Feedstock Sources.  The main feedstocks for K-Resin® SBC are styrene and butadiene.  For domestic production, CPChem produces its own styrene feedstock at its St. James facility, and secures butadiene on a long-term contract basis from a single producer.  Other sources of butadiene are available if necessary.  In South Korea, feedstocks are secured through long-term contracts with a company in which CPChem’s joint venture partner, Daelim Industrial Co., Ltd., has a 50% interest.

Marketing.  CPChem conducts its K-Resin® SBC marketing primarily by working with customers to create new K-Resin® SBC applications, to improve existing applications and to improve customers’ processing capabilities.  CPChem has a sales and technical support organization, comprised of direct representatives, and third-party agents and distributors, that is active in North America and internationally.  Some product is sold under multi-year agreements.  The majority of K-Resin® SBC, however, is sold through individual purchase orders.

Specialty Products

This segment manufactures and markets a variety of specialty chemical products, including organosulfur chemicals and high-performance polyphenylene sulfide (PPS) polymers and compounds sold under the trademark Ryton®.  Production and/or compounding facilities are located in Texas, Belgium and Singapore.

Product	Approximate Net Capacity	Primary Uses
	(million lbs. per year)

Ryton® polyphenylene sulfide polymer and compounds	44	High-performance engineering polymer used in electronic, automotive and appliance applications.

High-purity hydrocarbons and solvents	140

High-purity chemicals including performance-proven normal paraffins, cycloparaffins and isoparaffins, including Soltrol® isoparaffin solvents, used in various pharmaceutical, industrial and consumer applications.

Organosulfur chemicals	270	Chemical intermediates, primarily mercaptans, used in agricultural and pharmaceutical intermediates and polymerization modifiers.

Performance and reference fuels	120	Specialty fuels for calibration standards and high-performance service, such as automobile and boat racing.

Drilling specialty chemicals, including Soltex® additives and Soltex® Potassium additives	21	Additives used in water-based drilling fluids for controlling unstable shale formations and increasing hole lubricity during oil and gas well drilling.

Competition.  Specialty chemical products are characterized by smaller, niche markets with fewer producers.

Distribution.  Depending on the particular product and location of the production facility, product is shipped by trucks, railcars, ships and airplanes.

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

Supply/Feedstock Sources.  Specialty chemicals production depends on the availability of a number of specialized streams of products and co-products that are the result of the petroleum refining and petrochemical production processes.  Feedstocks include hydrogen sulfide, a variety of olefins and other hydrocarbon streams.  In many cases, CPChem acquires these feedstocks through long-term arrangements with its owners from facilities that are integrated with production facilities that CPChem owns.

Marketing.  Specialty chemicals are generally sold into smaller, niche markets, as compared to other products produced or marketed by CPChem.  The number of suppliers and consumers of any given product can be limited.  As a result, many of CPChem’s products are sold under long-term contracts.  Because both the customer and application bases are diverse, the specialty chemicals business is generally less cyclical than the commodity chemicals business.

Specialty chemicals are sold through CPChem’s global marketing network.  This network provides sales, distribution and technical services to customers.

Ryton® Polyphenylene Sulfide

CPChem produces high-performance PPS polymers and compounds sold under the trademark Ryton®.  Compounds are combinations of Ryton® polymer and various additives, designed to have specific properties.  CPChem has an annual production capacity of approximately 22 million pounds of Ryton® polymer at its Borger, Texas facility.  Substantially all Ryton® polymer produced at the Borger facility is currently used by CPChem’s Singapore, La Porte, Texas and Kallo-Beveren, Belgium facilities to produce Ryton® compounds.  The combined capacity of the facilities is approximately 44 million pounds of Ryton® compounds per year.  The Houston compounding facility in La Porte became operational in the first quarter of 2003.  Ryton® compounds are sold to third parties.

Supply/Feedstock Sources.  The feedstocks for Ryton® polymer are substances such as caustic, sodium hydrosulfide, paradichlorobenzene and other chemicals and solvents that are generally available in substantial quantities on the open market.  CPChem has a number of suppliers who provide these materials under either long-term or renewable contracts.  The materials used in the compounding process are generally purchased at locations close to CPChem compounding facilities.

Marketing.  Ryton® PPS polymers and compounds are sold through CPChem’s global marketing network.  CPChem’s compounding facilities are regionally located, enhancing global sales and distribution efforts.  The customer base includes component suppliers and appliance manufacturers.  Products are generally sold under one-year, renewable agreements.

Properties and Manufacturing Facilities

CPChem currently leases the office space for its headquarters located in The Woodlands, Texas and also owns or leases administrative, technical and sales office space in various other locations.  CPChem has 32 manufacturing facilities located in eight countries.  The following table provides information regarding principal manufacturing facilities, business segments served, principal products and approximate gross annual capacities at December 31, 2003.

Facility / Location	Segment Served	Product	Approximate Gross Capacity
			(million lbs. per year)

Pasadena Plastics Complex	Aromatics & Styrenics	K-Resin® SBC	200
Pasadena, Texas	Olefins & Polyolefins	High-density polyethylene	2,100

Sweeny Facility	Olefins & Polyolefins	Ethylene	4,100	(1)
Old Ocean, Texas	Olefins & Polyolefins	Propylene	1,100

Borger Facility	Specialty Products	Organosulfur chemicals	200
Borger, Texas	Specialty Products	Ryton® PPS polymer	22
	Specialty Products	Performance and reference fuels	120
	Specialty Products	High-purity hydrocarbons and solvents	140

Cedar Bayou Facility	Olefins & Polyolefins	Ethylene	1,750
Baytown, Texas	Olefins & Polyolefins	Propylene	1,000
	Olefins & Polyolefins	Acetylene Black	18
	Olefins & Polyolefins	NAO	1,465
	Olefins & Polyolefins	Polyalpha olefins	104
	Olefins & Polyolefins	Linear-low, low- and high-density polyethylene	1,900

Orange Chemical Facility Orange, Texas	Olefins & Polyolefins	High-density polyethylene	900

Port Arthur Facility	Olefins & Polyolefins	Ethylene	1,750
Port Arthur, Texas	Olefins & Polyolefins	Propylene	780
	Aromatics & Styrenics	Cyclohexane	920	(2)
	Aromatics & Styrenics	Cumene	1,100	(3)

Drilling Specialties Conroe, Texas	Specialty Products	Drilling specialty chemicals	21

Houston Compounding Facility La Porte, Texas	Specialty Products	Ryton® PPS compounds	15

St. James Facility St. James, Louisiana	Aromatics & Styrenics	Styrene	2,100

Pascagoula Facility	Aromatics & Styrenics	Paraxylene	1,000
Pascagoula, Mississippi	Aromatics & Styrenics	Benzene	1,540

Facility / Location	Segment Served	Product	Approximate Gross Capacity
			(million lbs. per year)

Marietta Facility Marietta, Ohio	Aromatics & Styrenics	Polystyrene	770

Puerto Rico Facility Guayama, Puerto Rico	Aromatics & Styrenics	Paraxylene	715	(3)

Performance Pipe Division 10 locations in the United States and one in Mexico	Olefins & Polyolefins	Polyethylene pipe, conduit and pipe fittings	564

Plastics Compounds & Development Center	Specialty Products	Ryton® PPS compounds	9
Singapore

Zhangjiagang, China Facility Zhangjiagang, China	Aromatics & Styrenics	Polystyrene	220

Tessenderlo Chemicals Facility Tessenderlo, Belgium	Specialty Products	Organosulfur chemicals	70

Kallo Compounding Facility Kallo-Beveren, Belgium	Specialty Products	Ryton® PPS compounds	20

Joint Venture Facilities:

Qatar Chemical Company	Olefins & Polyolefins	Ethylene	1,100	(4)
Ltd. (Q-Chem)	Olefins & Polyolefins	High-density polyethylene	1,000	(4)
Mesaieed, Qatar	Olefins & Polyolefins	1-hexene	100	(4)

Chevron Phillips Singapore Chemicals (Private) Limited Singapore	Olefins & Polyolefins	High-density polyethylene	860

Shanghai Golden Phillips Petrochemical Co., Ltd. Jinshanwei, China	Olefins & Polyolefins	High-density polyethylene	300

Phillips Sumika Polypropylene Company Pasadena, Texas	Olefins & Polyolefins	Polypropylene	810

Saudi Chevron Phillips Company Al Jubail, Saudi Arabia	Aromatics & Styrenics Aromatics & Styrenics	Benzene Cyclohexane	1,180 620

K R Copolymer Co., Ltd. Yochon, South Korea	Aromatics & Styrenics	K-Resin® SBC	115

(1)	Includes 650 million pounds of idled gross capacity.
(2)	Includes the capacity of a new plant that commenced operations in February 2004, and excludes the capacity of an existing plant that was shut down.
(3)	Plant currently idled.
(4)	Operating and in the final stages of performance testing.

Projects

Jubail Chevron Phillips Project.  CPChem announced plans for the development of a 50%-owned joint venture project at Al Jubail, Saudi Arabia (the “Jubail Chevron Phillips project”).  The project, expected to cost approximately $1.1 billion in total, includes the construction of an integrated olefins, ethylbenzene and styrene monomer facility on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company, a 50%-owned CPChem joint venture.  The project also includes the expansion of Saudi Chevron Phillips Company’s benzene facility.  This additional benzene capacity will be used to provide feedstock for the new Jubail Chevron Phillips styrene facility.  Final approval of the project by CPChem’s board of directors is expected to be requested in 2004, with operational start-up expected in 2007.  It is anticipated that the project will be financed through equity contributions from the co-venturers and limited recourse loans from commercial banks and Saudi Arabian government agencies.

Q-Chem II Projects.  CPChem and Qatar Petroleum announced plans for the development of a second petrochemical project in Mesaieed, Qatar (Q-Chem II), designed to produce polyethylene and NAO on a site adjacent to the newly-constructed Q-Chem complex.

In connection with the Q-Chem II joint venture, CPChem and Qatar Petroleum entered into a separate agreement with Atofina and Qatar Petrochemical Company, establishing a joint venture to develop an ethane cracker in northern Qatar at Ras Laffan Industrial City.

Final approval of the Q-Chem II projects by CPChem’s board of directors is expected to be requested in 2005, with start-up expected in 2008.  Preliminary financing plans for the projects include equity contributions from the co-venturers and limited recourse loans from commercial banks and export credit agencies.

Employees

Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries employed 5,451 people at December 31, 2003.  Approximately 89% of the workforce was employed in North America, 6% in Asia, 4% in Europe and 1% in the Middle East.  Some employees are subject to collective bargaining arrangements.  Overall, CPChem believes that its relations with its employees are good.

Intellectual Property

CPChem’s business is, to a considerable extent, technology driven.  CPChem aggressively develops and protects the intellectual property necessary to conduct its operations via a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual provisions to protect its intellectual property rights.  Where CPChem does not possess a necessary technology, it obtains or licenses it from third parties.  CPChem owned or licensed from its owners the rights to approximately 3,000 patents and/or patent applications in the United States and abroad at December 31, 2003.

CPChem often grants licenses to its technology to third parties.  Two of the more significant processes that it licenses are CPChem’s loop slurry polyethylene and Aromax® aromatics production processes.  Licenses granted for these processes typically provide for royalty payments from third parties based on the actual or anticipated volume of product that they may produce, payable either in advance of production or as a “running royalty.”  The licenses for these processes generally provide that any technologies developed by the licensee related to such process shall be licensed to CPChem with the right to sublicense such developments to third parties.  This technique, common in technology licensing, enhances CPChem’s ability to provide customers and licensees with the most current technology available.

CPChem relies on confidentiality agreements and contractual provisions to protect its technology that is provided to third parties in cases where the technology is not patented or patentable.  CPChem’s licenses to third parties contain restrictions on disclosure.  Third parties are not allowed to inspect or photograph facilities without permission, and even then only under close supervision.  Contractors involved in the detailed design or construction of CPChem’s or its licensees’ facilities are also required to execute nondisclosure agreements.  Appropriate actions are taken to prevent third parties from disclosing proprietary data, or otherwise using intellectual property, without proper authorization.

CPChem is the owner of numerous trademarks, including the Marlex®, Ryton®, Aromax® and K-Resin® trademarks, which are each used in connection with CPChem’s businesses.  Also, CPChem licenses its trade name on a nonexclusive basis from its owners.  Appropriate actions are taken to maintain, renew, protect and enforce CPChem’s trademarks to prevent infringement, dilution or misappropriation by third parties in the United States and abroad.

Research and Development

CPChem has scientists, process engineers and technical service experts at six technical centers.  The Bartlesville, Oklahoma site provides basic research, pilot plants and product development for polyethylene, specialty chemicals, Ryton® PPS polymers and compounds and K-Resin® SBC, and a plastics technical center for all polymer products.  The Kingwood, Texas technology center focuses on process engineering in support of all manufacturing as well as all phases of research and process development for aromatics, NAO, polyalpha olefins, oxygen scavenging polymers and specialty catalysts.  The technology center at Orange, Texas provides a plastics technical center and technical services for polyethylene.  Polystyrene research and technical services are located at Marietta, Ohio.  International technical support and product development are provided by the Belgium and Singapore technical centers.

Research and development expense totaled $55 million in 2003, $47 million in 2002 and $60 million in 2001.  Included in 2003 results was a $9 million charge related to the permanent closure of a research and technology pilot plant in Orange, Texas.

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

CPChem incurs, and expects to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair equipment dealing with pollution control.  By 2007, industrial facilities in the eight counties in and around Houston, Texas, including certain facilities that CPChem owns, must comply with new nitrogen oxide (NOx) emission standards.  These new standards are being phased in between 2003 and 2007.  Modifications to existing equipment and the installation of additional control equipment are required to meet these new NOx standards.  CPChem expects that total capital expenditures of approximately $100 million will be required during this period to comply with these standards.  CPChem invested approximately $25 million of such capital expenditures in 2003.

CPChem also anticipates that new regulations will be issued concerning emissions of highly-reactive volatile organic compounds (HRVOCs).  While CPChem cannot assess the capital expenditure or operating cost impacts at this time, CPChem believes that the expenditures required to comply with these anticipated new regulations, as they are issued and become effective, will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

CPChem is aware that there is or may be soil or groundwater contamination at some facilities and that remediation of soil and groundwater contaminated with hazardous substances will be required.  Accrued costs for environmental liabilities, undiscounted, totaled $6 million at December 31, 2003 and $7 million at December 31, 2002.  There were no accrued environmental costs associated with discontinued or sold operations, sites where CPChem had been named a potentially responsible party, or environmental litigation at December 31, 2003 or 2002.  Based on available information, CPChem believes that the costs that may be incurred to investigate and remediate known contamination will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

International Operations

International operations are exposed to different political, economic and regulatory risks that are not faced by businesses that operate solely in the United States.  CPChem has operations located outside the continental United States, with manufacturing facilities in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Assets located outside of the U.S. as of December 31, 2003 totaled $1.127 billion and net sales from non-U.S. operations were $1.086 billion in 2003.  These international operations are subject to risks similar to those affecting CPChem’s U.S. operations in addition to a number of other risks, including difficulties in enforcing contractual and intellectual property rights, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates.  Other risks include, but are not limited to, exposure to different legal standards, fluctuations in currency exchange rates, impositions or increases of investment and other restrictions by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability, terrorist acts, war and difficulties in staffing and managing operations, particularly in remote locations.

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

The U.S. Environmental Protection Agency (the “EPA”) and the Texas Commission on Environmental Quality (the “TCEQ”) jointly proposed a civil penalty in connection with inspections conducted in 1999 and 2000 at CPChem’s Borger, Texas facility.  In August 2003, an Agreed Judgment was entered, under which CPChem paid a civil penalty of $300,000 to the EPA, a civil penalty of $300,000 to the TCEQ and $25,000 for attorneys’ fees to the State of Texas.

CPChem received a Notice of Enforcement Action from the TCEQ in July 2002, alleging air permit violations and violations related to leak detection and repair issues noted during a March 2002 inspection of CPChem’s Port Arthur, Texas facility.  An Agreed Order was finalized in December 2003, under which CPChem agreed to a civil penalty of $134,850, split between a cash payment to the TCEQ and the implementation of a supplemental environmental project.

CPChem is a party to certain agreements with ChevronTexaco and ConocoPhillips relating to the operation of facilities where CPChem and either ChevronTexaco or ConocoPhillips have common operations.  On December 17, 2002, the U.S. Department of Justice (the “DOJ”) notified ConocoPhillips of various alleged violations of the National Pollutant Discharge Elimination System permit for its Sweeny, Texas facility.  The DOJ asserts that these alleged violations occurred at various times during the period beginning January 1997 through July 2002.  ConocoPhillips and the DOJ have reached a tentative agreement that will require ConocoPhillips to pay a civil penalty and/or perform certain work valued at $700,000.  ConocoPhillips has advised CPChem that it may seek to recover a portion of any settlement from CPChem pursuant to an agreement relating to the operation of common facilities at the Sweeny complex.

The EPA and the DOJ have informed CPChem that they are considering a possible civil enforcement action against CPChem related to an inspection of CPChem’s Pasadena Plastics Complex in Pasadena, Texas, in mid-2000.  This potential action stems from alleged violations of Section 112(r) of the Clean Air Act and related regulations, largely in connection with fires that occurred at the Pasadena facility’s K-Resin® SBC unit in June 1999 and March 2000.  The EPA and DOJ are seeking a proposed penalty of $3 million.  CPChem disputes this proposed action and penalty.  The Contribution Agreement under which CPChem was formed provides for ConocoPhillips to indemnify CPChem for all liabilities associated with the 2000 K-Resin® SBC unit fire.  Accordingly, CPChem has advised ConocoPhillips that, in the event any amounts are ultimately assessed against it relating to these alleged violations, it may seek to recover a portion of the assessment from ConocoPhillips.

Other Proceedings

CPChem is a party to a number of other legal proceedings that arose in the ordinary course of business for which, in many instances, no provision has been made in the financial statements.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the ownership interests of CPChem.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a listing of the holders of ownership interests in CPChem.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Chevron Phillips Chemical Company LLC

	Years ended December 31,			July 1, 2000 (inception) through December 31, 2000
Millions	2003	2002	2001
Net sales	$6,907	$5,389	$5,871	$3,402
Net income (loss)	7	(30)	(480)	(241)

	December 31,
Millions	2003	2002	2001	2000
Total assets	$6,242	$6,109	$5,860	$6,673
Long-term debt, less current maturities	1,189	1,190	1,507	1,784
Members’ preferred interests	250	250	—	—

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

Phillips Petroleum Company’s Chemicals Business

Millions	Six months ended June 30, 2000	Year ended December 31, 1999
Net sales	$2,238	$3,117
Net income (loss)	84	147

Millions	December 31, 1999
Total assets	$3,214
Long-term debt, less current maturities	—

Chevron Chemical Company C Chem Business

Millions	Six months ended June 30, 2000	Year ended December 31, 1999
Net sales	$1,834	$2,695
Net income (loss)	96	177

Millions	December 31, 1999
Total assets	$3,072
Long-term debt, less current maturities	—

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates,” or other words and phrases of similar meaning.  Where Chevron Phillips Chemical Company LLC (CPChem) expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks, energy and products, force majeure events, accidents, labor relations, political risks, terrorist acts, war, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the global economy, results of financing efforts and overall financial market conditions.  All forward-looking statements in this annual report are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

Critical Accounting Policies

The Securities and Exchange Commission first issued guidance in December 2001 suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical.  An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application.  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in financial statements and related disclosures.  Actual results could differ from these estimates and assumptions.

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

Impairment of Assets – Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally at a product line level.  If, upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  Since there are usually no quoted market prices available to determine the fair values of CPChem’s long-lived assets, fair values of impaired assets are usually determined based on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group.  Considerable amounts of judgment by management are required, involving significant variables such as future product demand and future product, feedstock and energy prices, in order to estimate projected future cash flows.  Should the outlook for future projected cash flows change, material charges for impairments could occur.

Inventories – For U.S. operations, cost of product inventories is primarily determined using the dollar-value, last-in, first-out (LIFO) method.  The inventories are valued at the lower of cost or market, aggregated at the segment level.  Lower-of-cost-or-market write-downs for LIFO-valued inventories are generally considered temporary.  However, deterioration of market prices for prolonged periods of time could result in write-downs determined to be permanent in nature.

Contingencies – As facts concerning contingencies become known, CPChem reassesses its position with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during administrative and litigation processes.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to other responsible parties.

Results of Operations

Overview

CPChem’s business, and the chemicals industry in general, is cyclical in nature and is impacted by, among other things, the prices of raw materials, feedstocks and energy in general.  CPChem is particularly impacted by the price of natural gas.  During periods of extreme natural gas price volatility and corresponding spikes in natural gas prices such as those seen in early 2001 and 2003, CPChem is less able to recover such increased costs through product sales price increases than it could if there had been steady, sustained prices, even at elevated levels.  Business is also affected by overall domestic and, to a lesser extent, global economic conditions, which drive consumer spending for durable goods.  In addition, capacity expansion or contraction contributes to the cyclical and volatile nature of the commodity chemicals industry.

Depressed economic conditions continued to suppress CPChem’s profitability in 2003.  Energy price volatility, particularly in the form of high U.S. natural gas prices earlier in the year, resulted in higher feedstock costs and lower margins.  Despite this, CPChem’s focus on maintaining safe, reliable operations, along with aggressively managing costs by restructuring, idling or shutting down under-performing businesses or assets, led to improved results in 2003.

	Years ended December 31,
Millions	2003	2002	2001
Net sales	$6,907	$5,389	$5,871
Other revenues	111	84	139
Total revenues	7,018	5,473	6,010

Cost of goods sold	6,439	4,986	5,733
Other costs and expenses	503	452	613
Total costs and expenses	6,942	5,438	6,346

Income (loss) before interest and taxes	76	35	(336)
Interest expense, net	(64)	(59)	(95)
Income taxes	(5)	(6)	(49)

Net income (loss)	$7	$(30)	$(480)

2003 compared with 2002

Earnings results improved for the second straight year.  Net income in 2003 was $7 million, compared to a $30 million loss in 2002.  Consolidated net sales revenues increased significantly in 2003 compared with 2002 as a result of higher overall sales prices.  Other revenues increased in 2003, primarily from higher equity earnings from affiliates, in particular, earnings from Saudi Chevron Phillips Company (Saudi Chevron Phillips).  Unseasonably low U.S. natural gas inventory levels, the war in Iraq, geopolitical events in Venezuela and Nigeria, and SARS (severe acute respiratory syndrome) in Asia, as well as other events experienced earlier in the year, negatively influenced feedstock and energy costs, which offset most of the benefit of higher sales prices.  Other costs and expenses rose in 2003, which included charges for certain legal settlements and accruals, workforce reductions and the closure of a research and technology pilot plant.

2002 compared with 2001

Net loss was $30 million in 2002 compared with a net loss of $480 million in 2001, representing an improvement of $450 million.  While net sales revenue declined on lower overall sales prices, this was more than offset by lower cost of goods sold resulting from lower operating expenses, feedstock costs and energy prices.  In addition, cost of goods sold in 2001 included a significant charge related to the permanent idling of the front end of an ethylene unit.  Other revenues also declined, as 2001 included a substantial benefit recorded in connection with the settlement of a business interruption insurance claim that was partially offset by higher equity in earnings in 2002.  Other costs and expenses decreased primarily on lower selling, general and administrative costs, and decreased asset impairment charges.  Interest expense, net, declined on lower average debt balances and interest rates.  Lower income taxes in 2002 were attributable to an increase in a deferred tax asset valuation allowance recorded in 2001.

Income (loss) before interest and taxes by segment

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate & Other	Consolidated
Year ended December 31, 2003	$41	$27	$34	$(26)	$76
Year ended December 31, 2002	33	(13)	40	(25)	35
Year ended December 31, 2001	(166)	(172)	31	(29)	(336)

Included in 2003 results were charges related to CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities, asset retirements, a pilot plant closure, employee termination benefit costs related to workforce reductions and a benefit recorded as a result of a sales and use tax audit.  These and other similar types of net charges totaled $36 million in the aggregate.  See subsequent segment-level discussions for additional information.

Included in 2002 results were charges related to asset retirements and impairments, the write-off of certain technology projects and a pension plan curtailment charge (included in Cost of Goods Sold).  Also included in 2002 results were benefits related to business interruption and property casualty insurance claim settlements and a benefit recorded for the reduction of a customer claim accrual.  These and other similar types of net charges totaled $30 million in the aggregate.  See subsequent segment-level discussions for additional information.

Included in 2001 results were charges related to the permanent idling of assets, asset impairments and retirements, costs associated with the collapse of a styrene column, CPChem’s share of an asset impairment recorded by an equity affiliate and benefits recorded in connection with the settlement of business interruption insurance claims.  These and other similar types of net charges totaled $153 million in the aggregate.  See subsequent segment-level discussions for additional information.

Olefins & Polyolefins

	Years ended December 31,
Millions	2003	2002	2001
Income (loss) before interest and taxes	$41	$33	$(166)

2003 compared with 2002

Olefins & Polyolefins income before interest and taxes totaled $41 million in 2003 compared with $33 million in 2002.  Higher overall sales prices and volumes more than offset higher feedstock and energy costs.

Results in 2003 included $13 million of charges to Selling, General and Administrative (SG&A) expense for the ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities, a $9 million charge to Research and Development depreciation related to the permanent closure of the research and technology pilot plant facility in Orange, Texas and a $5 million net benefit resulting from the sales and use tax audit that covered the period from October 1993 through June 2000.  Also included in 2003 results were $10 million of inventory valuation gains related to a reduction in certain LIFO-based inventories ($6 million in the third quarter and $4 million in the fourth quarter).

Results in 2002 included a $7 million charge for the write-off of two technology projects, a $4 million charge for the remainder of the accelerated depreciation associated with the retirement in February 2002 of two polyethylene particle loop reactors at the Orange facility and a benefit related to a reduction of a customer claim accrual.  Results in 2002 also included a $5 million impairment charge related to CPChem’s Colton, California polyethylene pipe facility.  The facility was written down to its estimated net realizable value and was classified as an asset held for sale at December 31, 2003.  These and other similar types of net charges totaled $12 million in the aggregate in 2002.

Results improved in 2003 compared with 2002, as higher earnings from the polyethylene, polypropylene, and polyethylene pipe product lines were partially offset by lower earnings from ethylene and normal alpha olefins (NAO).  Average realized sales prices and volumes were up across all the product lines.  The positive effects of these improvements in sales prices and volumes were partially offset by higher feedstock and utility costs, which were driven by significantly higher average natural gas prices, particularly in the first quarter.  Higher licensing income also contributed to the overall improvement in earnings.  Equity earnings from affiliates were down slightly in 2003.

2002 compared with 2001

Olefins & Polyolefins results improved $199 million in 2002 compared with 2001.  Increased margins in 2002 for polyethylene, natural gas liquids (NGLs), and polypropylene and polyalpha olefins contributed to the improved results.  These improvements were partially offset by lower earnings from ethylene and polyethylene pipe.  Due to market conditions, certain units were idled and production rates at others were reduced in 2001.

Included in 2001 results were $68 million of charges to depreciation expense related to the permanent idling of the front end of an ethylene unit at the Sweeny, Texas facility, $14 million of charges related to accelerated depreciation associated with the planned permanent shutdown in 2002 of the two particle loop reactors at the Orange facility, $6 million of charges for the retirement of the polyethylene developmental reactor unit at the Pasadena Plastics Complex in Pasadena, Texas, and charges for certain customer claim accruals.  Also included was a $46 million charge to Equity in Income (Loss) of Affiliates representing CPChem’s share of an impairment charge recorded by Phillips Sumika Polypropylene Company (Phillips Sumika), an equity affiliate, adjusted for the difference between CPChem’s carrying value of its investment in Phillips Sumika and CPChem’s equity in its net assets.  These and other similar types of net charges totaled $162 million in the aggregate in 2001.  Results in 2002 included $12 million of similar types of charges described earlier.

Polyethylene margins increased in 2002 due to lower ethylene prices and lower energy costs, partially offset by lower sales prices.  NGL margins benefited from lower product and energy costs, partially offset by lower sales prices.  Ethylene earnings were down in 2002, primarily due to lower margins and volumes.  The margin impact was the result of substantially lower sales prices in 2002 compared with 2001, partially offset by lower feedstock and energy prices.

Aromatics & Styrenics

	Years ended December 31,
Millions	2003	2002	2001
Income (loss) before interest and taxes	$27	$(13)	$(172)

2003 compared with 2002

Aromatics & Styrenics income before interest and taxes totaled $27 million in 2003 compared to a $13 million loss in 2002.  Higher sales revenues and equity earnings in 2003 were partially offset by higher feedstock and utility costs.

Included in 2003 results was $10 million of accelerated depreciation related to the closure of the UDEX benzene extraction unit at the Port Arthur, Texas facility.  Also included was a $3 million inventory valuation gain recognized in the fourth quarter related to a reduction in certain LIFO-

based inventories.  Results in 2002 included a $12 million charge related to the retirement of obsolete equipment at CPChem’s Pascagoula, Mississippi facility, a $5 million charge for the retirement of equipment rendered obsolete as a result of the modernization project at the St. James, Louisiana styrene plant and a $6 million pension plan curtailment charge related to enhanced benefits granted to terminated employees at CPChem’s facility in Guayama, Puerto Rico.  Also included in 2002 results were $4 million of accelerated depreciation related to the planned closure of the UDEX benzene extraction unit at the Port Arthur facility and $9 million of benefits related to business interruption and property casualty insurance claim settlements.  These and other similar types of net charges totaled $18 million in the aggregate in 2002.

Results in 2002 also included a $25 million benefit related to the full reversal of a lower-of-cost-or-market inventory reserve initially established in 2001.  The reserve was reversed as a result of improved market conditions and prices.

Earnings were higher in 2003 compared with 2002, primarily the result of higher earnings in the benzene, polystyrene, paraxylene and styrene product lines.  Significantly higher average realized sales prices for these product lines and increased sales volumes of benzene, paraxylene and styrene were partially offset by higher feedstock costs and energy prices, and costs associated with plant reconfiguration and other activities at the Puerto Rico plant.  Equity earnings from Saudi Chevron Phillips more than doubled in 2003 as a result of record production and favorable benzene and cyclohexane market conditions.  Lower equity earnings from K R Copolymer Co. Ltd., an equity affiliate, and lower feedstock margins and higher utility costs primarily drove results downward for the K-Resin® styrene-butadiene copolymer (SBC) product line.

CPChem’s cumene unit at the Port Arthur facility was idled in the second quarter of 2003 and is expected to remain idle until market conditions improve.  In addition, the UDEX benzene extraction unit at that facility was permanently closed in October 2003.

2002 compared with 2001

Results for Aromatics & Styrenics improved $159 million in 2002 compared with 2001, as higher earnings from benzene and styrene were partially offset by lower earnings from paraxylene operations.

Included in 2001 results was a $110 million benefit, recorded as Other Income, in connection with the settlement of a business interruption insurance claim associated with a March 2000 incident at the Pasadena Plastics Complex K-Resin® SBC facility.  Production of K-Resin® SBC was idled in March 2000 as the result of an accident and fire at the plant.  The plant began a successful phased-in start-up in the fourth quarter of 2001 and the force majeure status of the plant was lifted in May 2002.  Results in 2001 also included costs associated with a column collapse at the St. James facility in February 2001 and a $42 million asset impairment charge related to the Puerto Rico facility.  The impairment charge was necessitated by the outlook for future margin conditions at that time.  The present value of projected future cash flows was used to determine fair value.  In addition, a $17 million charge to depreciation expense was recorded in December 2001 to permanently retire the benzene and cyclohexane plant assets in Puerto Rico.  As a result, the workforce was reduced to a level necessary to support only the paraxylene operations at the facility once operations resume.  These and other similar types of charges/benefits resulted in a net benefit of $15 million in the aggregate in 2001.  Results in 2002 included $18 million of similar types of charges described earlier.

Earnings from benzene improved in 2002 compared with 2001 primarily as a result of significantly higher sales prices and volumes, and lower operating costs in 2002.  Earnings from benzene also benefited from significantly improved equity earnings from Saudi Chevron Phillips.  Styrene earnings improved in 2002 due to higher production and sales volumes, and improved gross margins, as production at the St. James facility was restored in October 2001 following the column collapse in February 2001.  Completion of a modernization project at the St. James plant in 2002 also contributed to higher styrene production.  Styrene sales volumes and price levels also benefited from a high level of industry-wide plant outages in the styrene market in 2002.  Paraxylene results declined due to lower feedstock margins, primarily attributable to lower selling prices.  Cumene results declined as a result of higher product costs, partially offset by higher selling prices.

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

Specialty Products

	Years ended December 31,
Millions	2003	2002	2001
Income (loss) before interest and taxes	$34	$40	$31

2003 compared with 2002

Income before interest and taxes for Specialty Products was $34 million in 2003 compared with $40 million in 2002.  Higher overall sales prices and volumes were more than offset by higher feedstock and energy costs, and higher manufacturing and SG&A expense due to the strength of the Euro.  Lower earnings from Ryton® polyphenylene sulfide (PPS) polymers and compounds were partially offset by higher earnings for Specialty Chemicals.  Lower earnings in 2003 from Ryton® PPS polymers and compounds were due to higher product costs and SG&A expense.  Improved earnings from Specialty Chemicals were attributable to higher sales prices and volumes, partially offset by increased product costs and SG&A expense.  Results in 2003 included a $2 million net benefit from the sales and use tax audit.  The Ryton® PPS compounding facility in LaPorte, Texas became operational in the first quarter of 2003.

2002 compared with 2001

Income before interest and taxes for Specialty Products was $40 million in 2002 compared with $31 million in the prior year.  Higher earnings in 2002 from Ryton® PPS polymers and compounds were due to increased sales volumes and improved margins.  Lower earnings in 2002 from Specialty Chemicals were attributable to decreased sales prices and volumes, partially offset by lower feedstock costs.  Results in 2001 included a $3 million benefit related to the settlement of a business interruption insurance claim associated with the March 2000 fire at the Pasadena Plastics Complex facility.

Corporate and Other

	Years ended December 31,
Millions	2003	2002	2001
Income (loss) before interest and taxes	$(26)	$(25)	$(29)

Income (loss) before interest and taxes for Corporate and Other included employee termination benefit costs related to workforce reductions totaling $11 million in 2003 and $9 million in 2001.  Results in 2002 included expenses related to a one-time charge for certain other employee benefit costs and also included expenses incurred in connection with the relocation of CPChem’s headquarters.

Interest expense.  Interest expense totaled $72 million in 2003 compared with $66 million in 2002.  The increase resulted primarily from interest expense on $500 million of 5 3/8% notes issued in June 2002.  Proceeds from the issuance were used to retire a portion of outstanding commercial paper which carried significantly lower interest rates.  In addition, interest costs capitalized in 2003 totaled $3 million as compared with $7 million in 2002.

Interest expense totaled $66 million in 2002 compared with $104 million in 2001.  The decrease resulted mainly from lower average debt balances and lower average interest rates, primarily on the commercial paper and trade receivables securitization programs.  Interest rates under the commercial paper program averaged 2.20% during 2002 compared with 5.01% during 2001.

Interest income.  Interest income remained fairly constant at $8 million in 2003, $7 million in 2002 and $9 million in 2001.

Income Taxes.  Income tax expense totaled $5 million in 2003, $6 million in 2002 and $49 million in 2001.  CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes, whereby each member is taxable on its respective share of income and losses.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.

In 2001, CPChem increased its valuation allowance related to its Puerto Rico subsidiary’s deferred tax assets by $44 million.  The increase in the valuation allowance, charged to income tax expense, was necessitated, in part, by the ConocoPhillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of the Puerto Rican subsidiary’s pre-merger net operating losses.  The valuation allowance was also increased as a result of a change in the outlook for future margin conditions at that time.

Outlook

The petrochemicals industry continues to focus on improving margins and increasing sales volumes as the economy shows signs of recovery.  Various industry analysts and consultants predict that while U.S. economic growth will accelerate in 2004, U.S. commodity chemicals consumption will be driven by recovery in the U.S. manufacturing sector, which is expected to generally lag the overall economy.

Elevated and volatile energy and feedstock costs, along with an increase in the geographic relocation of North American manufacturing to developing regions, is expected to moderate near-term North American chemical demand growth.  However, results from CPChem’s Q-Chem I interest, as well as its Singapore and China operations, are expected to benefit from the strength of China’s economic growth.

CPChem is addressing prevailing market conditions by continuing safe and reliable operations, while at the same time focusing on further improvements in operating efficiencies and cost management, including the restructuring, idling or shutting down of under-performing businesses or assets.

Liquidity and Capital Resources

Cash balances were $43 million at December 31, 2003 and $39 million at December 31, 2002, of which $31 million and $30 million, respectively, was held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing the commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities in 2003 totaled $280 million, compared with $335 million during 2002.  The decrease in 2003 was driven primarily by a net increase of $14 million in non-cash working capital in 2003, compared to an $82 million net decrease in non-cash working capital in 2002.  Higher earnings in 2003 partially offset the effect of the change in non-cash working capital.

Cash provided by operating activities in 2002 remained steady compared with the $332 million of cash provided by operating activities in 2001.  Operating activities in 2001 included $169 million of net proceeds received from the settlement of a business interruption insurance claim associated with the March 2000 fire at the Pasadena Plastics Complex facility.

Investing Activities

Capital and investment expenditures

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate & Other	Consolidated
Year ended December 31, 2003	$127	$73	$17	$6	$223
Year ended December 31, 2002	179	103	20	12	314
Year ended December 31, 2001	134	121	17	19	291

Capital and investment expenditures in 2003 included a $20 million equity investment in Jubail Chevron Phillips Company, a 50%-owned joint venture with facilities to be located in Al Jubail, Saudi Arabia.  See below for a discussion of the Jubail Chevron Phillips project.  Capital and investment expenditures in 2002 included a $45 million equity investment in Phillips Sumika.

In addition to the capital and investment expenditures shown above, CPChem subscribed to additional shares of and advanced Qatar Chemical Company Ltd. (Q-Chem), a CPChem equity investment, a total of $103 million in 2003.  CPChem advanced Q-Chem $210 million in 2002.  No advances were made in 2001 and no shares of Q-Chem were subscribed to by CPChem in 2002 or 2001.  See Part II - Item 8. Financial Statements and Supplementary Data – Note 6 for a further discussion of Q-Chem and a discussion of a contingent funding commitment to Saudi Chevron Phillips Company, an equity affiliate of CPChem.

CPChem currently expects to invest a total of approximately $265 million in capital and investment expenditures in 2004, excluding advances to and share subscriptions in Q-Chem.  It is expected that $175 million will be invested in Olefins & Polyolefins, $69 million in Aromatics & Styrenics, and $14 million in Specialty Products, with the remainder to be spent at the corporate level.  In addition, CPChem expects to subscribe to additional shares of and to advance Q-Chem approximately $59 million in the aggregate in 2004.

Jubail Chevron Phillips Project.  CPChem announced plans for the development of a 50%-owned joint venture project at Al Jubail, Saudi Arabia (the “Jubail Chevron Phillips project”).  The project, expected to cost approximately $1.1 billion in total, includes the construction of an integrated olefins, ethylbenzene and styrene monomer facility on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company, a 50%-owned CPChem joint venture.  The project also includes the expansion of Saudi Chevron Phillips Company’s benzene facility.  This additional benzene capacity will be used to provide feedstock for the new Jubail Chevron Phillips styrene facility.  Final approval of the project by CPChem’s board of directors is expected to be requested in 2004, with operational start-up expected in 2007.  It is anticipated that the project will be financed through equity contributions from the co-ventures and limited recourse loans from commercial banks and Saudi Arabian government agencies.

Q-Chem II Projects.  CPChem and Qatar Petroleum announced plans for the development of a second petrochemical project in Mesaieed, Qatar (Q-Chem II), designed to produce polyethylene and NAO on a site adjacent to the newly-constructed Q-Chem complex.

In connection with the Q-Chem II joint venture, CPChem and Qatar Petroleum entered into a separate agreement with Atofina and Qatar Petrochemical Company, establishing a joint venture to develop an ethane cracker in northern Qatar at Ras Laffan Industrial City.

Final approval of the Q-Chem II projects by CPChem’s board of directors is expected to be requested in 2005, with start-up expected in 2008.  Preliminary financing plans for the projects include equity contributions from the co-venturers and limited recourse loans from commercial banks and export credit agencies.

Financing Activities

Cash provided by (used in) financing activities totaled $49 million in 2003, $115 million in 2002 and $(113) million in 2001.  Cash provided by financing activities in 2003 consisted primarily of $32 million of contributions from members and $18 million of proceeds from the issuance of debt under a trade receivables securitization program and other short-term debt.  Commercial paper outstanding at December 31, 2003 remained even with amounts outstanding at December 31, 2002.  During 2002, commercial paper outstanding decreased $808 million, primarily with proceeds from the issuance of $500 million of 5 3/8% notes and from the sale of $250 million of Members’ Preferred Interests to ChevronTexaco and ConocoPhillips.  During 2001, commercial paper outstanding decreased $783 million and a note payable to ChevronTexaco was repaid, mostly with proceeds from the issuance of $500 million of 7% notes and with $199 million received in connection with the implementation of a trade receivables securitization program.

Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes (the “5 3/8% notes”) on June 21, 2002 in a private placement.  The 5 3/8% notes are due in June 2007 and interest is payable semiannually.  The notes contain certain covenants, such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations, that CPChem does not consider to be restrictive to normal operations.

In accordance with obligations under the registration rights agreement entered into in connection with the notes, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP filed a joint registration statement on Form S-4 with the SEC to register exchange notes that have terms substantially identical to the private placement notes, except that the exchange notes are freely tradeable.  All of the holders of these private placement notes tendered their notes for the registered exchange notes.

CPChem has a $400 million 364-day credit facility and a $400 million three-year credit facility with various banks that are used to provide backup committed credit for the commercial paper program.  The facilities expire on August 26, 2004 and August 28, 2005, respectively.  The 364-day credit facility provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on August 26, 2004 under the agreement.  There were no borrowings outstanding under any of the current or prior credit agreements at December 31, 2003 or 2002, nor were there any borrowings under any of the credit facilities during 2003 or 2002.  CPChem borrowed funds for one day on September 12, 2001 under a $900 million credit agreement that existed at the time.  CPChem intends to replace the current 364-day credit agreement upon its expiration with a new credit facility and to replace the three-year credit facility with a new multi-year facility.

CPChem had $300 million of short-term borrowings outstanding at December 31, 2003 under its trade receivables securitization program, secured by $459 million of trade receivables.  The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding.  The trade receivables securitization agreement expires on May 21, 2004.  CPChem intends to request an extension of the expiration date of the current agreement to May 2005.

CPChem sold $250 million of Members’ Preferred Interests on July 1, 2002, purchased 50% each by ChevronTexaco and ConocoPhillips.  Preferred distributions are cumulative at 9% per annum and are payable quarterly from cash earnings, as defined in CPChem’s Second Amended and Restated Limited Liability Company Agreement.  The securities have no stated maturity date and are redeemable quarterly, in increments of $25 million, if CPChem’s ratio of debt to total capitalization reaches a stated level.  The Members’ Preferred Interests are also redeemable at the sole option of CPChem.  There were no redemptions in 2003 or 2002, and no preferred distributions had been paid though December 31, 2003.

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

Contractual Obligations

Contractual obligations, including debt obligations, at December 31, 2003 were as follows:

	Payments Due
Millions	Total	2004	2005-2006	2007-2008	Thereafter
Secured borrowings	$300	$300	$—	$—	$—
Commercial paper	184	—	—	—	184
Long-term debt	1,000	—	—	500	500
Other debt, including current portions	24	14	2	3	5
Other long-term liabilities included in the consolidated balance sheet	69	—	35	3	31
Operating lease obligations	220	27	46	66	81
Purchase obligations	2,707	964	1,306	209	228
Total	$4,504	$1,305	$1,389	$781	$1,029

See also Part II - Item 8. Financial Statements and Supplementary Data – Note 9 for further discussion related to debt obligations and Note 14 for a discussion related to operating lease obligations.

Secured Borrowings.  This represents borrowings related to the accounts receivable securitization program.

Commercial Paper.  The payment due period assumes that CPChem will maintain its current ability to re-issue existing commercial paper obligations upon maturity.

Other Long-term Liabilities Included in the Consolidated Balance Sheet.  The amounts consist primarily of obligations related to various employee benefit plans, not including pension plans.

Purchase Obligations.  This represents obligations to purchase goods or services which contain: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Estimated future market rates based on CPChem’s long-term forecast were used to calculate obligation amounts that contain variable price provisions.  Obligations with no fixed or minimum purchase requirements for product or services were not included.

The above contractual obligations do not include CPChem’s funding under its pension plans.  Based on internal and actuarial assumptions used in conjunction with the determination of future projected benefit obligations, it is estimated that annual funding of approximately $40 million into CPChem’s existing pension plans would be sufficient for the plans to achieve fully funded status over a 10 year planning horizon.  This level of funding would be in excess of future expected minimum regulatory funding requirements.  Actual annual funding levels may differ from this estimate due to, among other things, economic conditions, actual pension asset returns and changes in business plans.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is generally any transaction, agreement or other contractual arrangement involving an unconsolidated entity of a company under which such company has (1) made certain guarantees, (2) a retained or a contingent interest in assets transferred to an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.  Other than certain guarantees related to Q-Chem, CPChem has no material off-balance sheet arrangements of this nature.  See Part II - Item 8. Financial Statements and Supplementary Data – Note 6 for a discussion of certain guarantees related to Q-Chem.

Other

Risk and Other Factors That May Affect Future Performance

Cyclicality and Overcapacity in the Petrochemicals Business.  The petrochemicals industry is both cyclical and volatile.  Historically, the industry has experienced periods of tight supply, resulting in increased prices and profit margins.  This is typically followed by periods of substantial capacity expansion, resulting in oversupply and declining prices and profit margins.  As a result of changes in supply and demand for products, changes in energy prices and changes in various other economic conditions around the world, CPChem’s profit margins may fluctuate, not only from year to year, but also from quarter to quarter.

Feedstock costs and other external factors.  Due to the overall commodity nature of most of the products CPChem sells, market position cannot necessarily be protected by product differentiation or by passing on cost increases to customers.  Accordingly, price increases in raw materials and other costs may not correlate with changes in the prices received for products.  Feedstock prices can fluctuate widely for a variety of reasons, including changes in worldwide energy prices, changes in availability or significant facility operating problems.  Other external factors that can cause volatility in feedstock prices, as well as demand for products, product prices and volumes, and margin deterioration, include general economic conditions, the level of business activity in industries that use CPChem’s products, competitors’ actions, domestic and international events and circumstances, product and process technology changes, currency fluctuations and governmental regulation in the United States and abroad.

Although CPChem gathers, transports and fractionates feedstocks to meet a portion of its demand and has long-term feedstock supply contracts with affiliates of its owners and others, CPChem is still subject to volatile feedstock prices.  Extreme price volatility, such as that experienced in early 2001 and 2003, can result in the need to temporarily idle or curtail production units.

Environmental, Health and Safety.  The petrochemicals business is highly regulated, subject to increasingly stringent laws and regulations addressing environmental, health and safety matters.  Such matters include, but are not limited to, air pollutant emissions, discharge of treated wastewater, stormwater runoff, solid waste management, workplace safety, and contamination. Violations of these laws and regulations often result in monetary penalties and corrective action, but depending on the severity of the violation, could result in substantial fines, criminal sanctions, permit revocation and/or facility shutdowns.

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

CPChem incurs, and expects to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair equipment dealing with pollution control.  By 2007, industrial facilities in the eight counties in and around Houston, Texas, including certain facilities that CPChem owns, must comply with new nitrogen oxide (NOx) emission standards.  These new standards are being phased in between 2003 and 2007.  Modifications to existing equipment and the installation of additional control equipment are required to meet these new NOx standards.  CPChem expects that total capital expenditures of approximately $100 million will be required during this period to comply with these standards.  CPChem invested approximately $25 million of such capital expenditures in 2003.

CPChem also anticipates that new regulations will be issued concerning emissions of highly-reactive volatile organic compounds (HRVOCs).  While CPChem cannot assess the capital expenditure or operating cost impacts at this time, CPChem believes that the expenditures required to comply with these anticipated new regulations, as they are issued and become effective, will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

In addition, new laws and regulations, the stricter enforcement of, or changes to, existing laws and regulations, the discovery of previously unknown contamination or the imposition of new disposal or cleanup requirements could in the future require CPChem to incur costs, or affect its production or revenues, in ways that could have a negative effect on its financial condition or results of operations.  Therefore, there can be no assurance that material capital expenditures, costs, or operating expenses beyond those currently anticipated will not be required under applicable environmental, health, and safety laws and regulations, or that developments with respect to such laws and regulations, will not adversely affect production or revenues.

There are risks associated with the production of petrochemicals, such as operational hazards and unforeseen interruptions caused by events beyond CPChem’s control.  These include accidents, breakdowns or failures of equipment or processes, acts of terrorism and other catastrophic events.  These events can result in injury or loss of life and extensive property or environmental damage.  In addition, the handling of chemicals has the potential for serious impacts on human health and the environment.  Liabilities incurred and interruptions in operations caused by these events have the potential to materially affect consolidated results of operations, financial position and liquidity.  While CPChem maintains general and business interruption insurance, insurance proceeds may not be adequate to fully cover substantial liabilities incurred, lost revenues or increased expenses.

International Operations.  International operations are exposed to different political, economic and regulatory risks that are not faced by businesses that operate solely in the United States.  A portion of CPChem’s operations are outside the continental United States, with manufacturing facilities in existence in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Assets located outside of the U.S. as of December 31, 2003 totaled $1.127 billion and net sales from non-U.S. operations were $1.086 billion in 2003.  These international operations are subject to risks similar to those affecting CPChem’s U.S. operations in addition to a number of other risks, including difficulties in enforcing contractual and intellectual property rights, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates.  Other risks include, but are not limited to, exposure to different legal standards, impositions or increases of investment and other demands by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability, and difficulties in staffing and managing operations, particularly in remote locations.  In addition, terrorist acts, if directed at CPChem operations, could have a material adverse effect on CPChem’s business.

Foreign Currency Risk.  Internationally, CPChem operates facilities in eight countries and sells product in many other countries, resulting in transactions denominated in various currencies.  As such, CPChem is exposed to foreign currency risk to the extent there are devaluations and fluctuations in the exchange rates of the local currencies of those countries against the U.S. dollar and other foreign currencies which may adversely affect revenues and margins.  The potential foreign currency transaction gain or loss from a hypothetical 10% change in the exchange rates of those local currencies against the U.S. dollar at December 31, 2003 was approximately $11 million in the aggregate.

Interest Rate Risk.  Because CPChem’s commercial paper obligations have maturities of 90 days or less and are generally reissued upon maturity, the debt is considered variable-rate based.  The secured debt issued in connection with the accounts receivable securitization program is also variable-rate based.  A hypothetical 100 basis point change (a one percentage point change) in the weighted average interest rates of the outstanding balances at December 31, 2003 of these debt instruments would impact interest expense by approximately $5 million annually in the aggregate.

Contingencies

In the case of all known contingencies, CPChem records an undiscounted liability when the loss is probable and the amount can be reasonably estimated.  These liabilities are not reduced for potential insurance recoveries.  If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries.  Based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

See Part II - Item 8. Financial Statements and Supplementary Data – Note 12 for further discussion of contingencies.

New Accounting Pronouncements

See Part II - Item 8. Financial Statements and Supplementary Data – Note 2 – “Accounting Pronouncements.”

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Other.”

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Chevron Phillips Chemical Company LLC

Report of Independent Auditors

35

Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001

36

Consolidated Balance Sheet at December 31, 2003 and 2002

37

Consolidated Statement of Members’ Capital for the years ended December 31, 2003, 2002 and 2001

38

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

39

Notes to Consolidated Financial Statements

40

Selected Quarterly Financial Data (Unaudited)

71

The following financial statements are presented in accordance with the Securities and Exchange Commission’s rules pertaining to equity affiliates deemed to be “significant.”

Saudi Chevron Phillips Company is an equity affiliate of CPChem.

Saudi Chevron Phillips Company

Auditors’ Report

72

Balance Sheet at December 31, 2003, 2002 and 2001

73

Statement of Income for the years ended December 31, 2003, 2002 and 2001

74

Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

75

Statement of Changes in Partners’ Equity for the years ended December 31, 2003, 2002 and 2001

76

Notes to the Financial Statements

77

Report of Independent Auditors

To the Board of Directors of Chevron Phillips Chemical Company LLC:

We have audited the accompanying consolidated balance sheets of Chevron Phillips Chemical Company LLC (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chevron Phillips Chemical Company LLC at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Houston, Texas

January 30, 2004

Chevron Phillips Chemical Company LLC

Consolidated Statement of Operations

	Years ended December 31,
Millions	2003	2002	2001
Revenue
Net sales	$6,907	$5,389	$5,871
Equity in income (loss) of affiliates, net	41	22	(65)
Other income	70	62	204
Total revenue	7,018	5,473	6,010

Costs and Expenses
Cost of goods sold	6,439	4,986	5,733
Selling, general and administrative	448	399	509
Asset impairments	—	6	44
Research and development	55	47	60
Total costs and expenses	6,942	5,438	6,346

Income (Loss) Before Interest and Taxes	76	35	(336)

Interest income	8	7	9
Interest expense	(72)	(66)	(104)

Income (Loss) Before Taxes	12	(24)	(431)

Income taxes	(5)	(6)	(49)

Net Income (Loss)	7	(30)	(480)

Distributions on members’ preferred interests	(23)	(11)	—

Income (Loss) Attributed to Members’ Interests	$(16)	$(41)	$(480)

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Balance Sheet

	December 31,
Millions	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$43	$39
Accounts receivable, net – trade	775	746
Accounts receivable, net – affiliates	87	51
Inventories	700	702
Other current assets	31	23
Total current assets	1,636	1,561

Property, plant and equipment	7,744	7,607
Less: accumulated depreciation	3,880	3,657
Net property, plant and equipment	3,864	3,950

Investments in and advances to affiliates	673	515
Other assets and deferred charges	69	83

Total Assets	$6,242	$6,109

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable – trade	$521	$488
Accounts payable – affiliates	146	108
Accrued income and other taxes	54	53
Accrued salaries, wages and benefits	92	84
Secured borrowings and other debt	314	294
Other current liabilities	57	24
Total current liabilities	1,184	1,051

Long-term debt	1,189	1,190
Other liabilities and deferred credits	109	117

Total liabilities	2,482	2,358

Members’ preferred interests	250	250

Members’ capital	3,478	3,494
Accumulated other comprehensive income	32	7

Total Liabilities and Members’ Equity	$6,242	$6,109

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Members’ Capital

Millions	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2000	$3,849	$(6)	$3,843

Net income (loss)	(480)	—	(480)
Foreign currency translation adjustments	—	(10)	(10)
Total comprehensive income (loss)			(490)
Contributions from members	101	—	101
Distributions to members	(20)	—	(20)

Balance on December 31, 2001	3,450	(16)	3,434

Net income (loss)	(30)	—	(30)
Foreign currency translation adjustments	—	23	23
Total comprehensive income (loss)			(7)
Contributions from members	86	—	86
Distributions on members’ preferred interests	(11)	—	(11)
Other distributions to members	(1)	—	(1)

Balance on December 31, 2002	3,494	7	3,501

Net income (loss)	7	—	7
Foreign currency translation adjustments	—	25	25
Total comprehensive income (loss)			32
Distributions on members’ preferred interests	(23)	—	(23)

Balance on December 31, 2003	$3,478	$32	$3,510

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Cash Flows

	Years ended December 31,
Millions	2003	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$7	$(30)	$(480)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	298	291	381
Asset impairments	—	6	44
Deferred income taxes	—	—	44
Undistributed equity in losses (income) of affiliates, net	(28)	(6)	67
Changes in operating working capital	(14)	82	240
Other operating cash flow activity	17	(8)	36
Net cash flows provided by operating activities	280	335	332

Cash Flows From Investing Activities
Capital and investment expenditures	(223)	(314)	(291)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	(103)	(210)	—
Decrease in other investments	1	2	27
Net cash flows used in investing activities	(325)	(522)	(264)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(1)	(808)	(783)
Increase in secured borrowings, net	10	91	199
Decrease in note payable to member, net	—	—	(50)
Proceeds from the issuance of other debt, net	8	500	509
Proceeds from the issuance of members’ preferred interests	—	250	—
Contributions from members, net	32	75	25
Post-closing adjustments from (to) members, net	—	7	(13)
Net cash flows provided by (used in) financing activities	49	115	(113)

Net Increase (Decrease) in Cash and Cash Equivalents	4	(72)	(45)
Cash and Cash Equivalents at Beginning of Period	39	111	156
Cash and Cash Equivalents at End of Period	$43	$39	$111

Supplemental Disclosures of Cash Flow Information
Changes in operating working capital
Decrease (increase) in accounts receivable	$(100)	$3	$242
Decrease (increase) in inventories	13	(54)	234
Decrease (increase) in other current assets	(5)	1	(3)
Increase (decrease) in accounts payable	70	142	(333)
Increase (decrease) in accrued income and other taxes	1	(4)	13
Increase (decrease) in other current liabilities	7	(6)	87
Total	$(14)	$82	$240
Cash paid for interest	$70	$73	$88
Cash paid for income taxes	$5	$7	$4

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Consolidated Financial Statements

Note 1.          Formation and Nature of Operations

On July 1, 2000, Chevron Corporation, now ChevronTexaco Corporation (ChevronTexaco), and Phillips Petroleum Company, now ConocoPhillips, combined their worldwide petrochemicals businesses, excluding ChevronTexaco’s Oronite additives business, into a new company, Chevron Phillips Chemical Company LLC.  The company, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Chevron Phillips Chemical Company LLC is a limited liability company formed under Delaware law, owned 50% each by ChevronTexaco and ConocoPhillips (collectively, the “members”).

The company is governed by a Board of Directors, currently comprised of six representatives, under the terms of a limited liability company agreement.  ChevronTexaco and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of the company are non-voting representatives.  Certain major decisions and actions require the unanimous approval of the voting representatives.

Note 2.          Summary of Significant Accounting Policies

Basis of Financial Statements – The accompanying consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”).  All significant intercompany investments, accounts and transactions have been eliminated in consolidation.  Investments in affiliates in which CPChem has 20% to 50% of the voting control are accounted for using the equity method.  Other securities and investments, if any, are carried at the lower of cost or market.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Estimates, Risks and Uncertainties – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates and assumptions.

Accounts receivable is shown net of a $7 million allowance for estimated non-recoverable amounts at both December 31, 2003 and December 31, 2002.

There are varying degrees of risk and uncertainty in each of the countries in which CPChem operates.  CPChem insures its business and assets against material insurable risk in a manner it deems appropriate.  Because of the diversity of its operations, CPChem believes any loss incurred from an uninsured event in any one business or country, other than a terrorist act directed at CPChem operations, would not have a material adverse effect on operations as a whole.

Revenue Recognition – CPChem follows the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Sales of petrochemicals, natural gas liquids and other items, including by-products, are recorded when title passes to the customer.  Revenues from royalties for licensed technology are recorded as the associated services are rendered when royalties are paid in advance, and as volumes are produced by the licensee when royalties are paid based on a licensee’s production.  Sales are presented net of discounts and allowances.  Freight costs billed to customers are recorded as a component of revenue.

Cash and Cash Equivalents – Cash equivalents are highly liquid, short-term investments readily convertible to known amounts of cash that have original maturities of three months or less from date of purchase.

Inventories – For U.S. operations, cost of product inventories is primarily determined using the dollar-value, last-in, first-out (LIFO) method.  The inventories are valued at the lower of cost or market, aggregated at the segment level.  Lower-of-cost-or-market write-downs for LIFO-valued inventories are generally considered temporary.  For operations outside the United States, product inventories are valued using a combination of the first-in, first-out (FIFO) and weighted average methods.  Materials and supplies inventories are carried at average cost.

Property, Plant and Equipment – Property, plant and equipment (PP&E) is stated at cost.  PP&E is comprised of assets, defined as property units, with an economic life beyond one year.  Initial contributions of PP&E from ChevronTexaco and ConocoPhillips were recorded at their book values.  Asset categories are used to compute depreciation and amortization using the straight-line method over the associated estimated future useful lives.

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

The expected future cash flows used for impairment reviews and related fair value calculations are based on projected production volumes, sales volumes, prices and costs, considering available information at the date of review.

Maintenance and Repairs – Maintenance and repair costs, including turnaround costs of major producing units, that are not considered to be significant improvements are expensed as incurred.

Research and Development Costs – Research and development costs are expensed as incurred.

Property Dispositions – Assets that are no longer in service and for which there is no contemplated future use by CPChem are retired.  When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in income.

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

Capitalization of Interest – Interest costs incurred to finance projects of at least $75 million and that are longer than one year in duration, and interest costs associated with investments in equity affiliates that have their planned principal operations under construction, are capitalized until commercial production begins.  Capitalized interest is amortized over the life of the associated asset.  Unamortized capitalized interest totaled $44 million at both December 31, 2003 and December 31, 2002.  Interest costs capitalized during 2003 totaled $3 million, which consisted of interest costs associated with CPChem’s investment in Qatar Chemical Company Ltd. (Q-Chem).  Interest costs capitalized during 2002 totaled $7 million, including $5 million associated with the investment in Q-Chem.  No interest costs were capitalized during 2001.

Income Taxes – CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes whereby each member is taxable on its respective share of income and loss.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.  CPChem follows the liability method of accounting for these income taxes.

Accounting Pronouncements – Effective January 1, 2003, CPChem adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting requirements for legal obligations associated with the retirement of long-lived assets.  This standard requires that a liability for an asset retirement obligation, measured at fair value, be recognized in the period in which it is incurred if a reasonable estimate of fair value is determinable.  That initial fair value is capitalized as part of the carrying amount of the long-lived asset and is subsequently depreciated.  The liability is adjusted each reporting period for accretion, with a charge to results of operations.  Implementation of this standard did not have a material impact on consolidated results of operations, financial position or liquidity.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45).  For guarantees issued or modified on or after January 1, 2003, FIN No. 45 requires a guarantor to recognize, at the inception of a new guarantee or at the modification of an existing guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under guarantees issued prior to January 1, 2003.  Implementation of FIN No. 45 was effective immediately upon its release.  There were no issuances of new guarantees or modifications of existing guarantees by CPChem in 2003 that fell within the scope of FIN No. 45.  Implementation of FIN No. 45 had no impact on consolidated results of operations, financial position or liquidity.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both a liability and of equity.  Generally, it requires that an issuer classify such a financial instrument as a liability because the financial instrument embodies an obligation of the issuer.  For CPChem, the provisions of SFAS No. 150 are effective January 1, 2004.  Because CPChem currently has no financial instruments outstanding that fall within the scope of this new standard, CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN No. 46(R)) which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”).  A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46(R) requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of the residual returns of the VIE.  FIN No. 46(R) also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46(R) apply immediately to VIEs created after December 31, 2003, and for CPChem, which is considered to be a nonpublic entity as it relates to FIN No. 46(R), the consolidation requirements will apply to pre-existing VIEs effective January 1, 2005.  CPChem believes that FIN No. 46(R) will not require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pension and Other Postretirement Benefits,” (SFAS No. 132(R)).  This pronouncement, which replaces the original SFAS No. 132, retains the disclosure requirements contained in SFAS No. 132 and requires certain additional disclosures about pension and other postretirement benefit plans, including the disclosure of certain information in interim financial statements.  The annual disclosure requirements of SFAS No. 132(R) for CPChem are effective for its financial statements issued as of December 31, 2003.  The interim period disclosure requirements for CPChem are effective for all interim financial statements issued after December 31, 2003.

In December 2003, the SEC released Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB No. 104), which revises or rescinds portions of previously issued interpretive guidance included in the SEC’s Topic 13 of the codification of staff accounting bulletins.  SAB No. 104 contains guidance consistent with other current authoritative accounting guidance and SEC rules and regulations.  CPChem adopted SAB No. 104 effective upon its release.  Implementation of SAB No. 104 did not have any impact on consolidated results of operations, financial position or liquidity.

Note 3.          Transactions with Affiliates

Significant transactions with affiliated parties were as follows:

	Years ended December 31,
Millions	2003	2002	2001
Net sales (a)	$858	$662	$799
Other income	28	32	22
Cost of goods sold (b,c)	1,622	1,189	1,310
Selling, general and administrative (c,d)	26	27	64
Interest income	7	5	2

(a)          CPChem sells ethylene residue gas to ConocoPhillips’ crude oil refining operations; specialty chemicals, alpha olefin products and aromatics and styrenics by-products to ChevronTexaco; and feedstocks and various services to non-consolidated equity companies, all at prices that approximate market.

(b)         ConocoPhillips sells CPChem natural gas liquids feedstocks for olefins products and provides common facility services such as steam generation, waste and water treatment, and warehouse facilities.  CPChem purchases feedstocks from ChevronTexaco for CPChem’s Aromax® and paraxylene units at Pascagoula, Mississippi.  In addition, ChevronTexaco provides common facility and manufacturing services at CPChem’s Pascagoula facility.

(c)          ConocoPhillips and ChevronTexaco provide various services to CPChem under services agreements, including engineering consultation, research and development, laboratory services, security services, procurement services and pipeline operating services.

(d)         Amounts include billings in 2003 and 2002 to Qatar Chemical Company Ltd. (Q-Chem), an equity affiliate, credited to expense.

The K-Resin® styrene-butadiene copolymer (SBC) plant, while still owned by ConocoPhillips’, was idled in March 2000 due to a fire.  Under the contribution agreement, upon formation of CPChem, ConocoPhillips agreed to indemnify CPChem for all physical loss or damage to the facility.  In addition, ConocoPhillips advanced CPChem $70 million in 2000.  Pursuant to the agreement, a certain portion of the advance was re-characterized as a member contribution each month until the plant met a pre-established production threshold.  Accordingly, $35 million of the advance was recorded as Member Contributions during the six months ended December 31, 2000 and the remaining $35 million was recorded as Member Contributions during 2001.  During 2002, ConocoPhillips contributed $38 million as a result of K-Resin® SBC plant production threshold shortfalls.  In addition, ConocoPhillips agreed to make a member contribution of $22 million to compensate for the failure to meet pre-established K-Resin® SBC earnings targets.  This contribution was recorded as a receivable from an affiliate at December 31, 2002, and was subsequently received by CPChem in 2003.

CPChem borrowed $50 million from ChevronTexaco in December 2000 and an additional $50 million in February 2001 under a $100 million credit agreement.  Both borrowings were repaid in March 2001 with a portion of the proceeds from the issuance of private placement notes, and the credit agreement with ChevronTexaco was terminated.

Note 4.          Business Interruption Insurance Settlement

An agreement was reached in 2001 among ConocoPhillips and various insurers to settle the business interruption insurance claim associated with the March 2000 fire at CPChem’s (formerly ConocoPhillips’) Pasadena Plastics Complex K-Resin® styrene-butadiene copolymer plant.  After adjusting for previously accrued claims, in 2001, CPChem recognized $113 million in Other Income ($110 million in Aromatics & Styrenics and $3 million in Specialty Products) in connection with the settlement.  In addition, ConocoPhillips agreed in 2002 to reimburse CPChem an additional $5 million related to the incident.  This was recorded as Other Income in the fourth quarter of 2002 and was included in receivables from affiliates at December 31, 2002. The reimbursement was received by CPChem in 2003.

Note 5.          Inventories

Inventories were as follows:

	December 31,
Millions	2003	2002
LIFO inventories
Olefins & Polyolefins	$288	$332
Aromatics & Styrenics	136	150
Specialty Products	49	48
Total LIFO inventories	473	530
Non-LIFO inventories
Olefins & Polyolefins	78	52
Aromatics & Styrenics	53	37
Specialty Products	44	35
Total non-LIFO inventories	175	124
Materials, supplies and other	52	48
Total inventories	$700	$702

The excess of replacement cost over book value of product inventories valued under the LIFO method was $194 million at December 31, 2003 and $147 million at December 31, 2002.  In 2003, CPChem recorded $13 million of inventory valuation gains ($10 million in Olefins & Polyolefins and $3 million in Aromatics & Styrenics) related to reductions in certain LIFO-based inventories.

Note 6.          Investments in and Advances to Affiliates

CPChem’s investments in its affiliates are accounted for using the equity method.  These affiliates are also engaged in the manufacturing and marketing of petrochemicals.  The carrying amounts of these investments were as follows:

		December 31,
Millions	Ownership	2003	2002
Qatar Chemical Company Ltd. (Q-Chem)	49%	$296	$206
Saudi Chevron Phillips Company	50%	194	148
Chevron Phillips Singapore Chemicals (Private) Limited	50%	48	49
Phillips Sumika Polypropylene Company	60%*	53	49
K R Copolymer Co., Ltd.	60%	42	45
Shanghai Golden Phillips Petrochemical Company Limited	40%	20	18
Jubail Chevron Phillips Company	50%	20	—
Total investments		$673	$515

*  Profit/loss sharing percentage.

Dividends received from equity investments totaled $13 million in 2003, $16 million in 2002 and $2 million in 2001.  Phillips Sumika Polypropylene Company (Phillips Sumika) and K R Copolymer Co., Ltd. are not consolidated because CPChem does not have voting control of these entities.

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1998 to develop a world-scale petrochemical complex in Qatar in the Middle East.  The complex, which is operating and is in the final stages of performance testing, produces ethylene, polyethylene and 1-hexene.  Q-Chem fully utilized the $750 million available under its 1999 senior bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain operating and debt service reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.

CPChem advanced Q-Chem $85 million in 2003 and $210 million in 2002 under the subordinated loan agreement.  No advances were made during 2001.  Advances bear interest at market-based rates and are to be repaid from cash available after the payment of debt obligations on Q-Chem’s $750 million senior bank debt and before the payment of any dividends to the co-venturers, subject to certain financial tests.  The advances are subordinate to Q-Chem’s senior bank debt.  Under the terms of the agreement, CPChem expects to advance Q-Chem approximately $40 million in 2004.  The obligation to make advances under the subordinated loan agreement will terminate upon completion of the facilities, as defined in the bank financing agreements.

Under the terms of a bank financing completion guarantee, the banks have the right to demand funds from each Q-Chem co-venturer, on a pro rata basis, to cover the debt service requirements of Q-Chem that are due after August 1, 2003 until project completion.  Furthermore, if the project is not completed by August 31, 2004, the banks have the right to demand repayment of all outstanding principal and interest from each co-venturer on a pro rata basis.  This date may be extended for up to one year due to events of force majeure.  CPChem subscribed to $18 million of additional shares of Q-Chem in 2003 to fund its 49% share of the debt service requirements of

Q-Chem that were due in the second half of 2003.  CPChem expects to subscribe to approximately $19 million of additional shares in 2004 until project completion and testing are achieved, which is expected to occur by August 31, 2004.  After the project is completed, the bank financing is non-recourse with respect to the co-venturers, with the exception of the contingent obligations described below.

After the project is completed, CPChem has agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service amount on the bank financing.  CPChem believes it is unlikely that funding under this support agreement will be required.

CPChem also agreed to provide loans to Q-Chem for a period of up to 33 months following commencement of commercial operation as defined in the bank financing agreements if there is insufficient cash to pay the target debt service amount.  These loans are limited to an amount not greater than lost operating margins resulting from sales volumes being less than design capacity.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem described above are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.

CPChem entered into an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production.  CPChem has also entered into an offtake and credit risk agreement with Q-Chem, under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement.  CPChem has no exposure to price risk for volumes it may be obligated to purchase under the terms of the offtake agreement.  The offtake and credit risk agreement expires upon the earlier of the repayment in full by Q-Chem of its outstanding bank financing, scheduled to mature in 2012, or any refinancing thereof.  CPChem expects that it will be able to sell all the production under the terms of the agency agreement.

Should the Q-Chem 1-hexene unit fail to operate as designed, CPChem has guaranteed to compensate Q-Chem for any economic loss of diverting surplus ethylene not used to produce 1-hexene to the high-density polyethylene units.  Given the current performance of the 1-hexene unit, CPChem believes the risk of the 1-hexene unit failing to operate as designed is remote.

Q-Chem is considered to be a VIE under the provisions of FIN No. 46(R).  CPChem does not have majority voting control over Q-Chem, and therefore records its 49% share of Q-Chem’s operating results using the equity method.  CPChem’s maximum exposure to loss per FIN No. 46(R) was $643 million at December 31, 2003.  This amount represents the total of CPChem’s carrying value of its investment in Q-Chem, advances and related interest receivable from Q-Chem under the subordinated loan agreement and CPChem’s pro rata share of Q-Chem’s outstanding bank financing and associated accrued interest.  CPChem believes the risk of incurring any substantial portion of the stated maximum exposure to loss is remote.  Nonetheless, CPChem’s maximum exposure to loss is presented as required by FIN No. 46(R).

Summarized financial information of Q-Chem, shown at 100%, follows:

Qatar Chemical Company Ltd. (Q-Chem)

	Years ended December 31,
Millions	2003	2002	2001
Revenues	$74	$—	$—
Income (loss) before income taxes	(41)	(22)	(10)
Net income (loss)	(41)	(22)	(10)

	December 31,
	2003	2002	2001
Current assets	$109	$20	$3
Noncurrent assets	941	940	810
Current liabilities	82	19	63
Noncurrent liabilities	996	964	751

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (Saudi Chevron Phillips) is a joint venture company that owns facilities in Al Jubail, Saudi Arabia which produce benzene and cyclohexane.  Saudi Chevron Phillips was financed with loans from commercial banks and a Saudi Arabian governmental agency.  The loans are payable in semiannual installments and mature in 2008.  Chevron Phillips Chemical Company LLC and the Saudi Arabian co-venturer each have a several obligation of up to $25 million to fund debt service requirements in the event Saudi Chevron Phillips has insufficient cash to pay debt service requirements.  In addition, the subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in Saudi Chevron Phillips, along with the other co-venturer, have each also guaranteed their respective 50% share of certain loans payable by Saudi Chevron Phillips to a Saudi Arabian governmental agency.  Chevron Phillips Chemical Company LLC is not a party to this guarantee.  These loans totaled $96 million (gross) at December 31, 2003.

Under the terms of a sales and marketing agreement that runs through 2026, CPChem is obligated to purchase, at market prices, 100% of production from the plant less any quantities sold by Saudi Chevron Phillips in the Middle East.  CPChem has no exposure to price risk for volumes it may be obligated to purchase under the terms of the agreement.  CPChem believes it is unlikely that any funding under the debt service obligation will be required and also believes that it will continue to be able to sell all the production required under the terms of the sales and marketing agreement.

CPChem believes it is unlikely that any funding under the debt service obligation will be required and also believes that it will continue to be able to sell all the production required under the terms of the sales and marketing agreement.

Other equity investments

Summarized aggregate financial information for all other equity investments, excluding Saudi Chevron Phillips, shown at 100%, follows:

Other investments

	Years ended December 31,
Millions	2003	2002	2001
Revenues	$657	$598	$599
Income (loss) before income taxes	13	26	(156)
Net income (loss)	10	22	(160)

	December 31,
	2003	2002	2001
Current assets	$195	$185	$174
Noncurrent assets	357	336	343
Current liabilities	104	101	173
Noncurrent liabilities	90	105	123

The preceding information includes a $137 million impairment charge recorded by Phillips Sumika in 2001.  CPChem recorded a $46 million charge in 2001 as Equity in Net Loss of Affiliates representing its share of the impairment charge, adjusted for the difference between CPChem’s carrying value of its investment in Phillips Sumika and CPChem’s equity in its net assets.

Note 7.          Property, Plant and Equipment

Property, plant and equipment was as follows:

	December 31,
Millions	2003	2002
Olefins & Polyolefins	$4,966	$4,820
Aromatics & Styrenics	2,048	2,065
Specialty Products	568	529
Other	162	193
Gross property, plant and equipment, at cost	7,744	7,607
Accumulated depreciation	3,880	3,657
Net property, plant and equipment	$3,864	$3,950

Approximately $6.3 billion of gross property, plant and equipment at December 31, 2003 consisted of chemical plant assets depreciated on estimated useful lives of approximately 25 years.  Other non-plant items, such as furniture, fixtures, buildings and automobiles, have estimated useful lives ranging from 5 to 45 years, with a weighted average of 28 years. Assets under construction totaled $167 million at December 31, 2003 and $189 million at December 31, 2002.

Asset impairment charges totaling $6 million were recorded in 2002, consisting primarily of a $5 million charge related to CPChem’s Colton, California polyethylene pipe facility, part of the Olefins & Polyolefins segment.  The facility, written down to its estimated net realizable value, is classified as an asset held for sale and is included in Other Current Assets.

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

In addition to the impairment charges previously described, CPChem recorded $104 million of charges during 2001 as depreciation expense, included as a component of Cost of Goods Sold, for permanent shutdowns in 2001 of an ethylene unit at Sweeny, cyclohexane and benzene units in Puerto Rico, and a polyethylene developmental reactor at the Pasadena Plastics Complex, as well as accelerated depreciation associated with the planned permanent shutdown in February 2002 of two polyethylene particle loop reactors at the Orange facility.

Note 8.          Environmental Liabilities

CPChem is subject to federal, state and local environmental laws and regulations that may result in obligations to mitigate or remove the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at its sites.  Accrued environmental liabilities (not discounted) totaled $6 million at December 31, 2003 and $7 million at December 31, 2002.  There were no accrued environmental costs associated with discontinued or sold operations.

Note 9.          Debt

Long-term debt, net of applicable debt discounts, as shown on the consolidated balance sheet was as follows:

	December 31,
Millions	2003	2002
7% notes due 2011	$500	$500
5 3/8% notes due 2007	500	500
Commercial paper	184	185
Other	10	10
Subtotal	1,194	1,195
Unamortized debt discount	(5)	(5)
Total long-term debt	$1,189	$1,190

In addition to the information presented, CPChem had borrowings outstanding totaling $300 million at December 31, 2003 and $290 million at December 31, 2002 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $459 million and $393 million of trade receivables, respectively.  The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding.  Borrowings under the agreement are reduced or security interests in new trade receivables are granted as the receivables are collected by CPChem.  The trade receivables securitization agreement expires on May 21, 2004.  CPChem intends to request an extension of the expiration date of the current agreement to May 2005.  The interest rate of borrowings outstanding under the agreement was 1.38% at December 31, 2003 and 1.40% at December 31, 2002, and averaged 1.21% in 2003, 1.78% in 2002 and 3.28% in 2001.  The trade receivables securitization program began in May 2001.  Proceeds from the initial borrowing were used to reduce outstanding commercial paper obligations.

In June 2002, Chevron Phillips Chemical Company LLC and its wholly-owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes (the “5 3/8% notes”) in a private placement.  The 5 3/8% notes mature in 2007 and interest is payable semiannually.  In March 2001, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP jointly and severally issued $500 million of senior unsecured 7% notes (the “7% notes”) in a private placement.  These notes mature in 2011 and interest is also payable semiannually.  Both the 5 3/8% notes and the 7% notes contain certain covenants, such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations, which CPChem does not consider to be restrictive to normal operations.  Proceeds from both debt issuances were used to retire a portion of outstanding commercial paper obligations and for general corporate purposes.  In addition, a portion of the proceeds from the 7% notes was used to repay notes payable to ChevronTexaco.

In accordance with obligations under the registration rights agreement entered into in connection with the issuances of the 5 3/8% notes and the 7% notes, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP filed joint registration statements on Form S-4 with the SEC to register exchange notes that had terms substantially identical to the 5 3/8% notes and the 7% notes, except that the exchange notes are freely tradeable.  All of the 5 3/8% notes were tendered for registered exchange notes and substantially all of the 7% notes were also tendered.

Notes issued under CPChem’s commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less.  These commercial paper borrowings are classified as Long-Term Debt since CPChem’s intent is to refinance or replace the obligations on a long-term basis and CPChem has the option to extend the date of repayment by one year of any borrowings outstanding on August 26, 2004 under the 364-day credit agreement described below, which serves as backup committed credit.  The weighted average interest rate of commercial paper borrowings outstanding was 1.07% at December 31, 2003 and 1.45% at December 31, 2002, and averaged 1.24% in 2003, 2.20% in 2002 and 5.01% in 2001.

CPChem has a $400 million 364-day credit facility and a $400 million three-year credit facility with various banks that are used to provide backup committed credit for the commercial paper program.  The facilities expire on August 26, 2004 and August 28, 2005, respectively.  The 364-day credit facility provides that CPChem may, at its option, extend the date of repayment by one year of any borrowings outstanding on August 26, 2004 under the agreement.  The agreements contain covenants and events of default typical of bank revolving credit facilities, such as restrictions on liens.  The agreements also contain a provision requiring the maintenance of ownership of CPChem by ChevronTexaco and ConocoPhillips of at least 50% in the aggregate.  Provisions under these agreements are not considered restrictive to normal operations.  The rates of interest of both existing agreements vary, depending on market rates and CPChem’s long-term debt rating.  There were no borrowings outstanding under any of the current or prior credit agreements at December 31, 2003 or 2002, nor were there any borrowings under any of the credit facilities during 2003 or 2002.  CPChem borrowed funds for one day on September 12, 2001 under a $900 million credit agreement that existed at the time.  CPChem intends to replace the current 364-day credit agreement upon its expiration with a new credit facility and to replace the three-year credit facility with a new multi-year facility.

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

Note 10.    Members’ Preferred Interests

On July 1, 2002, CPChem sold $250 million of Members’ Preferred Interests, purchased 50% each by ChevronTexaco and ConocoPhillips.  Proceeds were used to retire a portion of outstanding commercial paper obligations.  Preferred distributions are cumulative at 9% per annum and are payable quarterly from cash earnings, as defined in CPChem’s Second Amended and Restated Limited Liability Company Agreement.  The securities have no stated maturity date and are redeemable quarterly, in increments of $25 million, if CPChem’s ratio of debt to total capitalization reaches a stated level.  The Members’ Preferred Interests are also redeemable at the sole option of CPChem.  There were no redemptions in 2003 or 2002, and no preferred distributions were paid through December 31, 2003.  Accrued preferred distributions payable totaled $34 million at December 31, 2003 (included in Other Current Liabilities) and $11 million at December 31, 2002 (included in Other Liabilities and Deferred Credits).

Note 11.    Guarantees, Commitments and Indemnifications

Guarantees

CPChem’s headquarters building is leased under a synthetic lease agreement entered into in 2002.  A synthetic lease is a lease that qualifies as an operating lease for financial accounting purposes and as a capital lease for tax accounting purposes.  The lease contains a fixed price purchase option and a residual guarantee.  The purchase option price was considered to be the fair market value of the building at the inception of the lease.  If CPChem does not exercise the purchase option upon the expiration of the lease in 2007, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed $27 million.  CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to consolidated results of operations, financial position or liquidity.

See Note 6 for a discussion of certain guarantees related to Q-Chem and Saudi Chevron Phillips.

Commitments

See Note 14 for a discussion of commitments under non-cancelable operating leases.

Indemnifications

As part of CPChem’s ongoing business operations and consistent with generally accepted and recognized industry practice, CPChem enters into numerous agreements with other parties which apportion future risks between the parties to the transaction or relationship governed by the agreements.  One method of apportioning risk is the inclusion of provisions requiring one party to indemnify the other party against losses that might be incurred in the future.  Many of CPChem’s agreements, including technology license agreements, contain indemnities that require CPChem to perform certain acts, such as defending certain licensees against patent infringement claims of others, as a result of the occurrence of a triggering event or condition.

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

Because many of CPChem’s indemnity obligations are not limited in duration or potential monetary exposure, CPChem cannot reasonably calculate the maximum potential amount of future payments that could possibly be paid under the indemnity obligations stemming from all of CPChem’s existing agreements.  In the case of all known contingencies, however, CPChem records an undiscounted liability when the loss is probable and the amount can be reasonably estimated.

CPChem is not aware of the occurrence of any triggering event or condition that would have a material adverse impact on consolidated results of operations, financial position or liquidity as a result of an indemnity obligation arising as a result of such triggering event or condition.

Note 12.    Contingencies

In the case of all known contingencies, CPChem records an undiscounted liability when the loss is probable and the amount can be reasonably estimated.  These liabilities are not reduced for potential insurance recoveries.  If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries.  Based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

As facts concerning contingencies become known, CPChem reassesses its position with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during administrative and litigation processes.

CPChem is a party to a number of legal proceedings that arose in the ordinary course of business for which, in many instances, no provision has been made in the financial statements.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

Electricity Deregulation

Legislation for electricity deregulation for the ERCOT (Electricity Reliability Council of Texas) area of Texas was enacted in 1999, which provided retail electricity customers a choice in selecting electricity providers effective January 1, 2002.  This legislation also allows the utilities to request, from the Public Utility Council of Texas (the “PUCT”), reimbursement for the cost of certain stranded assets, environmental expenditures and other costs.  Certain utilities are scheduled to file claims in 2004 for reimbursement of such stranded costs.  If some or all of the utilities’ claims for reimbursement are approved by the PUCT, CPChem will be one of the thousands of ratepayers in the respective utilities’ service areas who would receive a monthly charge added to its electricity costs over an extended period of time to pay for such reimbursement.  Depending upon the amount of the claims that are approved by the PUCT, the cumulative amount of charges added to the electricity bills of certain of CPChem’s facilities over that period of time could be substantial.  However, it is currently anticipated that the amount of additional monthly costs that are ultimately charged to CPChem will not have a material adverse effect on consolidated results of operations, financial position or liquidity of CPChem.

Note 13.    Credit Risk

Financial instruments that potentially subject CPChem to concentrations of credit risk consist primarily of cash equivalents and trade receivables.  Cash equivalents are comprised of bank accounts and short-term investments with several financial institutions that have high credit ratings.  CPChem’s policy for short-term investments both diversifies and limits its exposure to credit risk.  Trade receivables are dispersed among a broad customer base, both domestic and foreign, which results in limited concentrations of credit risk.  CPChem also maintains and follows credit policies and procedures that minimize credit risk and exposures.  Letters of credit are utilized when customer financial strength is considered insufficient.

Note 14.    Operating Leases

CPChem leases tank and hopper rail cars, office buildings and other facilities and equipment.  Total operating lease rental charges were $44 million in 2003, $48 million in 2002 and $62 million in 2001.  Aggregate future minimum lease payments under non-cancelable leases at December 31, 2003 totaled $27 million, $25 million, $21 million, $50 million and $16 million in the years 2004 through 2008, respectively, and $81 million thereafter.  Included in aggregate minimum lease payments in 2007 is CPChem’s maximum exposure of $27 million under the contingent obligation associated with the lease agreement for CPChem’s headquarters building.

Note 15.    Benefit Plans

The majority of CPChem employees are former employees of ChevronTexaco or ConocoPhillips.  Certain CPChem benefit plans provide that employees who were former employees of ChevronTexaco or ConocoPhillips receive enhanced benefits, including credit for service while employees of ChevronTexaco or ConocoPhillips.

Pension and Other Postretirement Health Care

CPChem’s retirement plan is a defined benefit plan that covers most U.S.-based employees.  Eligible employees automatically participate in the plan and begin accruing benefits from January 1, 2001 or their first day of employment if employed after that date.  Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with ChevronTexaco or ConocoPhillips or their affiliates.  Retirement benefits are based on two types of credits: a career average pay benefit and a variable annuity account benefit.  Both benefits are based on an employee’s compensation over the years and the number of years that an employee is qualified to receive benefit credits.  Pension costs are accrued and charged to expense on a current basis.

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

A January 1 measurement date is used in the determination of pension and other postretirement net periodic benefit costs.  A December 31 measurement date is used in the determination of pension and other postretirement benefit obligations and plan assets.

Included in the pension plan tables presented is an unfunded supplemental retirement plan covering key executives.  The purpose of the plan is to provide compensating benefits to those employees affected by federally-mandated limits on eligible compensation levels contained in CPChem’s normal retirement plan.  The benefit obligation associated with this plan was $17 million at December 31, 2003 and $5 million at December 31, 2002.  Also included are separate pension plans for employees of the Puerto Rico and Belgium facilities, and employees of certain bargaining units within the Performance Pipe division of CPChem.

Net periodic benefit costs for pension and other postretirement benefits included the following:

	Pension Benefits			Other Benefits
Millions	2003	2002	2001	2003	2002	2001
Service cost benefits earned during the year	$21	$18	$16	$3	$2	$2
Interest cost on projected benefit obligations	17	16	14	5	4	3
Expected return on plan assets	(9)	(4)	(4)	—	—	—
Amortization of prior service costs	12	12	12	3	3	3
Net actuarial gain	1	(3)	(1)	1	—	—
Plan amendment	—	6	—	—	—	—
Net periodic benefit cost	$42	$45	$37	$12	$9	$8

The pension and other postretirement benefit plans’ funded status and related amounts follow:

	December 31, 2003		December 31, 2002
Millions	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Benefit Obligation
Benefit obligation at beginning of year	$271	$62	$219	$51
Service cost	21	3	18	2
Interest cost	17	5	16	4
Actuarial loss	17	6	25	6
Foreign currency exchange loss	2	—	1	—
Benefits paid	(7)	(1)	(12)	(1)
Curtailment loss	—	—	(1)	—
Plan amendment	—	—	5	—
Benefit obligation at end of year	321	75	271	62
Change in Plan Assets
Fair value of plan assets at beginning of year	101	—	64	—
Actual return on plan assets	20	—	(5)	—
Employer contributions	34	13	52	1
Foreign currency exchange gain	3	—	2	—
Benefits paid	(7)	(1)	(12)	(1)
Fair value of plan assets at end of year	151	12	101	—
Funded Status of Plan
Excess obligation	(170)	(63)	(170)	(62)
Unrecognized net actuarial loss	42	13	35	8
Unrecognized transition obligation	1	—	1	—
Unrecognized prior service cost	117	34	129	37
Total recognized	$(10)	$(16)	$(5)	$(17)

Components of Total Recognized
Intangible asset	$24	$—	$35	$—
Accrued pension liability	(34)	(16)	(40)	(17)
Total recognized	$(10)	$(16)	$(5)	$(17)

CPChem expects to fund approximately $39 million to its pension plans and $10 million to its other postretirement benefits plans in 2004.

The accumulated benefit obligation for all pension plans was $180 million at December 31, 2003 and $135 million at December 31, 2002.  Certain information for pension plans with accumulated benefit obligations in excess of plan assets follows:

	December 31,
Millions	2003	2002
Projected benefit obligation	$300	$253
Accumulated benefit obligation	165	124
Fair value of plan assets	133	87

CPChem’s investment strategy with respect to pension plan assets is to maintain a diversified portfolio of domestic and international equities, fixed income securities, real estate-backed securities and cash equivalents.  Target asset allocations are chosen based on an analysis of the historical returns and volatilities of various asset classes.  The plan investments are rebalanced periodically to maintain the target asset allocation.  Rates of return for the investment funds comprising each asset class are monitored quarterly against benchmarks and peer fund results.

Asset allocations for CPChem’s pension plans, along with target allocations for 2004, follow:

	Target Allocation	Plan Assets at December 31,
Category	2004	2003	2002
Equity	50%	45%	32%
Debt	40%	36%	36%
Real estate	5%	8%	5%
Other	5%	11%	27%
Total	100%	100%	100%

Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

	December 31, 2003		December 31, 2002
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Discount rate	6.0%	6.0%	6.5%	6.5%
Expected return on plan assets	8.0	—	8.0	—
Rate of increase in compensation levels	4.0	—	4.0	—

Weighted average rate assumptions used in determining periodic benefit costs for pension and other postretirement benefits follow:

	2003		2002		2001
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.5%	6.5%	7.3%	7.3%	7.5%	7.5%
Expected return on plan assets	8.0	—	8.0	—	10.0	—
Rate of increase in compensation levels	4.0	—	4.0	—	4.0	—

The long-term rates of return on pension assets were developed through, among other things, analysis of historical market returns for the plans’ investment classes and current market conditions.

The determination of CPChem’s projected benefit obligations for its pension plans affects the amounts of related expense recorded in the current period and also impacts the level and timing of contributions into the plans.  Due to the specialized nature of these calculations, CPChem utilizes outside actuarial firms to assist in the calculation of these obligations.  An actuarial determination of projected benefit obligations and company contribution requirements involves significant estimates regarding future unknown events, which include estimated future rates of return on pension plan assets, discount rates applied to pension plan obligations, estimated employee retirement dates and salary levels at retirement, and mortality rates.  Estimates of these future unknown events are judgmentally determined based on factors such as, among other things, historical returns on pension plan assets and outside actuarial advice.  However, a 1% decrease in the estimated future returns on pension plan assets or a 1% decrease in the discount rates applied to pension plans obligations would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Contribution Plans

Defined contribution plans are available for most employees, whereby CPChem matches a percentage of the employee’s contribution.  CPChem’s contributions to the plans are expensed and funded on a current basis, and totaled $13 million in each of the years 2003, 2002 and 2001.

Stock-Based Compensation

CPChem currently does not utilize any stock-based employee compensation plans, as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.”

Termination Benefits

In 2001, termination benefit costs totaling $7 million were recorded to Selling, General and Administrative (SG&A) expense and costs totaling $1 million were recorded to Cost of Goods Sold.  Termination benefit costs totaling $12 million in 2003 were recorded to SG&A.  The announced workforce reductions affected 242 employees at various locations in 2001 and 196 employees at various locations in 2003.  Termination benefit costs payable follows:

Millions
December 31, 2000	$—
Additions	8
Payments	(2)
December 31, 2001	6
Additions	—
Payments	(6)
December 31, 2002	—
Additions	12
Payments	(4)
December 31, 2003	$8

Note 16.    Taxes

CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes, whereby each member is taxable on its respective share of income and loss.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.  CPChem has a U.S. subsidiary operating in Puerto Rico that is subject to U.S. federal income tax, but has been granted an exemption from certain Puerto Rico taxes, including income taxes.  All Puerto Rico tax exemptions related to this subsidiary expire in 2017.  Limited tax incentives, in the form of reduced income tax rates, also exist in South Korea, China, Singapore, Saudi Arabia and Qatar.  CPChem is subject to state income tax in certain jurisdictions.

The components of income (loss) before taxes follow:

	Years ended December 31,
Millions	2003	2002	2001
Domestic	$(98)	$(138)	$(496)
Foreign	110	114	65
Total income (loss) before taxes	$12	$(24)	$(431)

The components of income tax expense follow:

	Years ended December 31,
Millions	2003	2002	2001
Federal
Current	$—	$(1)	$—
Deferred	—	—	44
State – current	—	1	—
Foreign – current	5	6	5
Total income tax expense	$5	$6	$49

Deferred income tax assets and liabilities follow:

	December 31,
Millions	2003	2002
Deferred income tax assets – federal	$190	$181
Valuation allowance	(190)	(181)
Total	—	—
Deferred income tax liabilities – foreign	(1)	(2)
Net deferred income tax assets (liabilities)	$(1)	$(2)

At December 31, 2003 and 2002, the deferred tax assets of CPChem’s Puerto Rico subsidiary were fully offset by valuation allowances.  A valuation allowance was initially established in 2000 to reduce the deferred tax assets of the subsidiary’s net operating loss carryforwards and tax depreciation differences to amounts that would more likely than not be realized at that time.  The valuation allowance was subsequently increased during 2001 so that the subsidiary’s total deferred tax assets were fully offset by valuation allowances.  Approximately $44 million of this increase related to the deferred tax asset balance at December 31, 2000.  The increase in 2001, charged to income tax expense, was necessitated, in part, by the ConocoPhillips merger with Tosco Corporation in September 2001, which triggered regulatory limitations on the future utilization of the Puerto Rico subsidiary’s pre-merger net operating losses.  The valuation allowance was also increased in 2001 as a result of a change in the outlook for future margin conditions at that time.

In 2002, the valuation allowance was increased to $181 million, and in 2003 was increased to $190 million, primarily to offset recognition of tax benefits associated with continued losses. Uncertainties that may affect the realization of these assets include tax law changes and the future profitability of operations.

Net deferred income tax assets and liabilities related to the following:

	December 31,
Millions	2003	2002
Deferred income tax assets
Loss carryforward (expires 2011-2021)	$162	$144
Depreciation and amortization	23	31
Other	5	6
Gross deferred income tax assets	190	181
Valuation allowance	(190)	(181)
Deferred income tax assets	—	—
Deferred tax liabilities – foreign	(1)	(2)
Net deferred income tax assets (liabilities)	$(1)	$(2)

Note 17.    Segment and Geographic Information

CPChem’s reporting structure is based on the grouping of similar products, resulting in three operating segments – Olefins & Polyolefins (O&P), Aromatics & Styrenics (A&S), and Specialty Products.

Olefins & Polyolefins – This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefin products such as ethylene and propylene.  This segment also manufactures and markets alpha olefins and polyolefin products such as normal alpha olefins, polyethylene, polypropylene and polyethylene pipe.  CPChem has five olefin and polyolefin production facilities located in Texas.  CPChem also has nine domestic pipe facilities and one in Mexico, and one domestic pipe fittings facility.  In addition, CPChem owns interests in a polypropylene facility located at the Pasadena Plastics Complex in Texas, a high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Texas, an ethylene, polyethylene and 1-hexene facility in Qatar, and polyethylene facilities in Singapore and China.

Aromatics & Styrenics – This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene, cyclohexane and cumene.  This segment also manufactures and markets polystyrene and styrene-butadiene copolymers sold under the trademark K-Resin®.  Production facilities are located in Mississippi, Louisiana, Texas, Ohio, Puerto Rico and China.  CPChem also owns an equity interest in an aromatics facility in Saudi Arabia and in a K-Resin® SBC facility in South Korea.

Specialty Products – This segment manufactures and markets a variety of specialty chemical products, including organosulfur chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark Ryton®.  Production facilities are located in Texas, Belgium and Singapore.

“Corporate and Other” (Other) includes items not directly attributable to CPChem’s operating segments.  Interest expense and income are generally retained within Corporate, as are charges related to domestic workforce reductions.

Financial information follows.  Inter-segment transactions are billed at prevailing market rates.

Millions	O&P	A&S	Specialty Products	Other and Eliminations	Consolidated
Year ended December 31, 2003
Net sales – external	$4,079	$2,437	$391	$—	$6,907
Net sales – inter-segment	272	144	1	(417)	—
Equity in income (loss) of affiliates	(14)	55	—	—	41
Other income	53	12	5	—	70	(a)
Total revenue	4,390	2,648	397	(417)	7,018
Operating and selling costs	4,167	2,528	342	(393)	6,644	(b)
Depreciation and amortization	182	93	21	2	298	(c)
Income (loss) before interest & taxes	41	27	34	(26)	76
Interest income (expense), net	6	1	—	(71)	(64)
Income tax benefit (expense)	—	—	(5)	—	(5)
Net income (loss)	47	28	29	(97)	7
Distributions on members’ preferred interests	—	—	—	(23)	(23)
Income (loss) attributed to members’ interests	$47	$28	$29	$(120)	$(16)

Year ended December 31, 2002
Net sales – external	$3,211	$1,825	$353	$—	$5,389
Net sales – inter-segment	263	124	1	(388)	—
Equity in income (loss) of affiliates	(10)	32	—	—	22
Other income	39	22	1	—	62	(d)
Total revenue	3,503	2,003	355	(388)	5,473
Operating and selling costs	3,284	1,926	296	(365)	5,141	(e)
Depreciation and amortization	180	90	19	2	291	(f)
Asset impairments	6	—	—	—	6	(g)
Income (loss) before interest & taxes	33	(13)	40	(25)	35
Interest income (expense), net	5	1	—	(65)	(59)
Income tax benefit (expense)	2	(1)	(7)	—	(6)
Net income (loss)	40	(13)	33	(90)	(30)
Distributions on members’ preferred interests	—	—	—	(11)	(11)
Income (loss) attributed to members’ interests	$40	$(13)	$33	$(101)	$(41)

Year ended December 31, 2001
Net sales – external	$3,793	$1,708	$370	$—	$5,871
Net sales – inter-segment	204	137	1	(342)	—
Equity in income (loss) of affiliates	(76)	11	—	—	(65	)(h)
Other income	40	160	4	—	204	(i)
Total revenue	3,961	2,016	375	(342)	6,010
Operating and selling costs	3,863	2,047	326	(315)	5,921	(j)
Depreciation and amortization	262	99	18	2	381	(k)
Asset impairments	2	42	—	—	44	(l)
Income (loss) before interest & taxes	(166)	(172)	31	(29)	(336)
Interest income (expense), net	—	3	—	(98)	(95)
Income tax benefit (expense)	1	(44)	(6)	—	(49	)(m)
Net income (loss)	$(165)	$(213)	$25	$(127)	$(480)

The following charges or benefits were related to items such as assets retirements and plant closures, asset impairments, business interruption and property casualty insurance claim settlements, employee severance costs, pension plan curtailments and other items of that nature.

(a)          Includes a $10 million benefit related to a sales and use tax audit - $7 million in O&P and $3 million in Specialty Products.

(b)         Includes $27 million of charges, mostly related to legal settlements and accruals, and employee severance costs - $16 million in O&P, $10 million in Other and $1 million in Specialty Products.

(c)          Includes $19 million in asset retirements and plant closures - $10 million in A&S and $9 million in O&P.

(d)         Includes $9 million of benefits in A&S related to business interruption and property casualty insurance claim settlements.

(e)          Includes $6 million of net charges, primarily related to a pension curtailment charge in A&S.  Also includes a benefit for the reversal of certain customer claim accruals, offset by the write-off of two technology projects in O&P.

(f)            Includes $28 million of net charges related to asset retirements - $21 million in A&S and $7 million in O&P.

(g)         Includes a $5 million charge related to a polyethylene pipe facility (O&P).

(h)         Includes $43 million of net charges, mostly CPChem’s share (O&P) of an impairment charge recorded by an equity affiliate.

(i)             Includes $117 million of net benefits, primarily a $113 million net benefit recorded in connection with the settlement of a business interruption insurance claim ($110 million in A&S and $3 million in Specialty Products).

(j)             Includes $72 million of various net charges - $30 million in O&P, $34 million in A&S and $8 million in Other.

(k)          Includes $111 million of net charges, primarily accelerated depreciation and asset retirements totaling $86 million in O&P and $24 million in A&S.

(l)             The $44 million impairment charge relates mostly to Puerto Rico assets.

(m)       Includes a $44 million charge for an increase in the valuation allowance for deferred tax assets in A&S.

Millions	O&P	A&S	Specialty Products	Other	Consolidated
Investments/advances to affiliates
December 31, 2003	$418	$255	$—	$—	$673
December 31, 2002	322	193	—	—	515

Total assets
December 31, 2003	3,746	1,849	496	151	6,242
December 31, 2002	3,620	1,815	468	206	6,109

Capital and investment expenditures*
Year ended December 31, 2003	127	73	17	6	223
Year ended December 31, 2002	179	103	20	12	314
Year ended December 31, 2001	134	121	17	19	291

* Excludes investments in and advances to Q-Chem of $103 million in 2003 and $210 million in 2002.

Geographic information was as follows.  Net sales were determined based on location of the operation generating the sale.

Millions	United States	Foreign Countries	Total
Net sales - external
Year ended December 31, 2003	$5,821	$1,086	$6,907
Year ended December 31, 2002	4,675	714	5,389
Year ended December 31, 2001	5,307	564	5,871

Investments in and advances to affiliates
December 31, 2003	53	620	673
December 31, 2002	49	466	515

Property, plant and equipment, net
December 31, 2003	3,699	165	3,864
December 31, 2002	3,812	138	3,950

Foreign currency transaction gains (losses) were $5 million in 2003, $7 million in 2002 and $(2) million in 2001.

Note 18.    Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, trade and affiliated receivables, and trade and affiliated payables approximate fair values.  The carrying amount of secured borrowings outstanding also approximates fair value due to the short-term nature of the borrowings.  The carrying amount of commercial paper outstanding also approximates fair value due to the variable interest rate feature.  The carrying amount of other long-term debt outstanding was $1.005 billion at both December 31, 2003 and December 31, 2002, with fair values of $1.096 billion and $1.092 billion, respectively, based on quoted market prices.

Note 19.    Consolidating Financial Statements

Consolidating financial statements follow.  This information is presented in accordance with the SEC’s rules and regulations as they relate to the debt jointly and severally issued by Chevron Phillips Chemical Company LLC (the “LLC”) and Chevron Phillips Chemical Company LP (the “LP”).  See Note 9 for further discussion.

The LLC is the non-operating parent holding company.  The LP is the primary U.S. operating company.  “Other Entities” is principally comprised of foreign operations and the holding companies that have direct ownership of the LP.  These consolidating financial statements were prepared using the equity method of accounting for investments.

Chevron Phillips Chemical Company LLC
Consolidating Statement of Operations
For the Year ended December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$6,103	$1,247	$(443)	$6,907
Equity in income of affiliates	86	7	14	(66)	41
Other income	—	77	75	(82)	70
Total revenue	86	6,187	1,336	(591)	7,018

Costs and Expenses
Cost of goods sold	—	5,695	1,152	(408)	6,439
Selling, general and administrative	—	472	93	(117)	448
Research and development	—	55	—	—	55
Total costs and expenses	—	6,222	1,245	(525)	6,942

Income (Loss) Before Interest & Taxes	86	(35)	91	(66)	76

Interest income	—	14	9	(15)	8
Interest expense	(79)	(1)	(7)	15	(72)

Income (Loss) Before Taxes	7	(22)	93	(66)	12

Income taxes	—	—	(5)	—	(5)

Net Income (Loss)	7	(22)	88	(66)	7

Distributions on members’ preferred interests	(23)	—	—	—	(23)

Income (Loss) Attributed to Members’ Interests	$(16)	$(22)	$88	$(66)	$(16)

Note 19.  Consolidating Financial Statements (continued)

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

Note 19.  Consolidating Financial Statements (continued)

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

Note 19.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Balance Sheet

December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$12	$31	$—	$43
Accounts receivable, net	203	436	698	(475)	862
Inventories	—	565	135	—	700
Other current assets	1	24	6	—	31
Total current assets	204	1,037	870	(475)	1,636

Property, plant and equipment, net	—	3,538	326	—	3,864
Investments in and advances to affiliates	5,841	66	5,402	(10,636)	673
Other assets and deferred charges	22	1,156	26	(1,135)	69
Total Assets	$6,067	$5,797	$6,624	$(12,246)	$6,242

Current liabilities
Accounts payable	$10	$755	$377	$(475)	$667
Secured borrowings and other debt	—	1	313	—	314
Other current liabilities	45	141	17	—	203
Total current liabilities	55	897	707	(475)	1,184

Long-term debt	1,179	10	—	—	1,189
Other liabilities and deferred credits	1,105	108	31	(1,135)	109
Total liabilities	2,339	1,015	738	(1,610)	2,482

Members’ preferred interests	250	—	—	—	250
Members’ capital	3,478	4,782	5,854	(10,636)	3,478
Accumulated other comprehensive income (loss)	—	—	32	—	32
Total Liabilities and Members’ Equity	$6,067	$5,797	$6,624	$(12,246)	$6,242

Note 19.  Consolidating Financial Statements (continued)

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

Note 19.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$7	$(22)	$88	$(66)	$7
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	281	17	—	298
Undistributed equity in losses (income) of affiliates, net	(79)	(7)	(1)	59	(28)
Changes in operating working capital	(3)	65	(76)	—	(14)
Other operating cash flow activity	163	(145)	(1)	—	17
Net cash flows provided by operating activities	88	172	27	(7)	280

Cash Flows From Investing Activities
Capital and investment expenditures	—	(169)	(54)	—	(223)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	—	—	(103)	—	(103)
Decrease (increase) in other investments	(119)	1	—	119	1
Net cash flows used in investing activities	(119)	(168)	(157)	119	(325)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(1)	—	—	—	(1)
Increase in secured borrowings, net	—	—	10	—	10
Increase (decrease) in other debt, net	—	(1)	9	—	8
Contributions from parents/members, net	32	—	112	(112)	32
Net cash flows provided by (used in) financing activities	31	(1)	131	(112)	49

Net Increase in Cash and Cash Equivalents	—	3	1	—	4
Cash and Cash Equivalents at Beginning of Year	—	9	30	—	39
Cash and Cash Equivalents at End of Year	$—	$12	$31	$—	$43

Note 19.  Consolidating Financial Statements (continued)

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

Note 19.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2001

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(480)	$(341)	$(362)	$703	$(480)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	328	53	—	381
Asset impairments	—	2	42	—	44
Deferred income taxes	—	—	44	—	44
Undistributed equity in losses of affiliates, net	493	44	341	(811)	67
Changes in operating working capital	(31)	529	(258)	—	240
Other operating cash flow activity	584	(451)	(97)	—	36
Net cash flows provided by (used in) operating activities	566	111	(237)	(108)	332

Cash Flows From Investing Activities
Capital and investment expenditures	—	(281)	(10)	—	(291)
Decrease (increase) in investments	(242)	2	(128)	395	27
Net cash flows used in investing activities	(242)	(279)	(138)	395	(264)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(783)	—	—	—	(783)
Increase in secured borrowings, net	—	—	199	—	199
Decrease in notes payable to member, net	(50)	—	—	—	(50)
Proceeds from the issuance of other debt	497	12	—	—	509
Contributions from parents/members, net	25	152	135	(287)	25
Post-closing adjustments to members	(13)	—	—	—	(13)
Net cash flows provided by (used in) financing activities	(324)	164	334	(287)	(113)

Net Decrease in Cash and Cash Equivalents	—	(4)	(41)	—	(45)
Cash and Cash Equivalents at Beginning of Year	—	75	81	—	156
Cash and Cash Equivalents at End of Year	$—	$71	$40	$—	$111

Chevron Phillips Chemical Company LLC

Selected Quarterly Financial Data

(Unaudited)

Millions	Net Sales	Income (Loss) Before Interest and Taxes	Net Income (Loss)
2003
First quarter	$1,796	$(66)	$(82)
Second quarter	1,701	52	35
Third quarter	1,702	43	25
Fourth quarter	1,708	47	29
Total	$6,907	$76	$7

2002
First quarter	$1,147	$(5)	$(22)
Second quarter	1,387	26	11
Third quarter	1,429	19	1
Fourth quarter	1,426	(5)	(20)
Total	$5,389	$35	$(30)

Income (loss) before interest and taxes in 2003 included net charges (credits) of $7 million, $21 million, $9 million and $(1) million in the first through the fourth quarters, respectively, related to asset retirements and plant closures, employee severance costs, legal settlements and accruals, a benefit related to a sales and use tax audit, and other items of that nature.

Income (loss) before interest and taxes in 2002 included net charges (credits) of $10 million, $26 million and $(6) million in the first, third and fourth quarters, respectively, related to asset impairments and retirements, business interruption and property casualty insurance claim settlements, pension plan curtailments and other items of that nature.

See Part I – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” for further discussions.

AUDITORS’ REPORT TO THE PARTNERS OF
SAUDI CHEVRON PHILLIPS COMPANY LIMITED

We have audited the accompanying balance sheet of Saudi Chevron Phillips Company Limited, expressed in United States Dollars, as of 31 December 2003 and the related statements of income, cash flows and changes in partners’ equity for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saudi Chevron Phillips Company Limited as of 31 December 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting standards generally accepted in the Kingdom of Saudi Arabia.

Ernst & Young
Certified Public Accountants

Alkhobar, Saudi Arabia
23 February 2004

Saudi Chevron Phillips Company Limited

BALANCE SHEET

As At 31 December 2003

	Note		2003	2002	2001
			US $ ‘000	US $ ‘000	US $ ‘000
ASSETS EMPLOYED

PROPERTY, PLANT AND EQUIPMENT	3		469,625	498,021	520,792

DEFERRED CHARGES	4		18,804	22,110	25,364

CURRENT ASSETS
Inventories	5		60,185	50,953	40,750
Accounts receivable and prepayments	6		57,955	34,400	26,850
Bank balances and cash			78,833	30,716	40,377

			196,973	116,069	107,977

CURRENT LIABILITIES
Accounts payable and accruals	8		46,013	43,329	32,725
Short term loans	12	(a)	—	—	37,500
Current portion of term loans	12		40,693	40,000	36,000

			86,706	83,329	106,225

NET CURRENT ASSETS			110,267	32,740	1,752

			598,696	552,871	547,908

FUNDS EMPLOYED

PARTNERS’ EQUITY
Capital	10		162,667	162,667	162,667
Statutory reserve	11		17,731	6,519	2,111
Retained earnings			124,700	43,691	4,024

			305,098	212,877	168,802
NON CURRENT LIABILITIES
Term loans	12		201,905	248,969	288,548
Subordinated partners’ loans	13		89,834	89,834	89,834
Employees’ terminal benefits			1,859	1,191	724

			293,598	339,994	379,106

			598,696	552,871	547,908

The attached notes 1 to 16 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF INCOME

Year Ended 31 December 2003

	Note	2003	2002	2001
		US $ ‘000	US $ ‘000	US $ ‘000

Sales		392,131	309,976	217,557
Cost of sales		(269,333)	(252,641)	(216,088)

GROSS PROFIT		122,798	57,335	1,469

EXPENSES
Selling and distribution	14	(1,880)	(2,089)	(830)
Amortisation of deferred charges	4	(3,306)	(3,254)	(1,518)

INCOME (LOSS) FROM MAIN OPERATIONS		117,612	51,992	(879)

Income from bank deposits		335	425	1,690
Loss on sale of equipment		(435)	—	—
Financial charges	15	(5,397)	(8,342)	(15,787)

NET INCOME (LOSS) FOR THE YEAR		112,115	44,075	(14,976)

The attached notes 1 to 16 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF CASH FLOWS

Year Ended 31 December 2003

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000
OPERATING ACTIVITIES
Net income (loss) for the year	112,115	44,075	(14,976)
Adjustments for:
Depreciation	29,797	29,182	29,512
Amortisation	3,306	3,254	1,518
Employees’ terminal benefits, net	668	467	262
Income from bank deposits	(335)	(425)	(1,690)
Financial charges	5,397	8,342	15,787
Loss on sale of equipment	435	—	—

	151,383	84,895	30,413
Changes in operating assets and liabilities
Receivables	(23,555)	(7,587)	47,148
Inventories	(9,232)	(10,203)	(1,330)
Payables	3,016	10,885	(18,266)

Cash from operations	121,612	77,990	57,965

Financial charges paid	(5,729)	(8,623)	(18,327)

Net cash from operating activities	115,883	69,367	39,638

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,871)	(6,411)	(2,189)
Deferred charges incurred	—	—	(2,858)
Proceeds from sale of equipment	35	—	—
Income from bank deposits	335	462	1,941

Net cash used in investing activities	(1,501)	(5,949)	(3,106)

FINANCING ACTIVITIES
Repayment of term loans	(46,371)	(73,500)	(62,433)
Proceeds from term loans	—	421	13,481
Dividends paid	(19,894)	—	—

Net cash used in financing activities	(66,265)	(73,079)	(48,952)

INCREASE (DECREASE) IN BANK BALANCES AND CASH	48,117	(9,661)	(12,420)

Bank balances and cash at the beginning of the year	30,716	40,377	52,797

BANK BALANCES AND CASH AT THE END OF THE YEAR	78,833	30,716	40,377

The attached notes 1 to 16 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Year Ended 31 December 2003

	Capital	Statutory reserve	Retained earnings	Total
	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000

Balance at 31 December 2000	162,667	2,111	19,000	183,778

Net loss for the year	—	—	(14,976)	(14,976)

Provision for zakat (note 9)	—	—	(749)	(749)

Zakat reimbursable by partners	—	—	749	749

Balance at 31 December 2001	162,667	2,111	4,024	168,802

Net income for the year	—	—	44,075	44,075

Provision for zakat (note 9)	—	—	(870)	(870)

Zakat reimbursable by partners	—	—	870	870

Transfer to statutory reserve	—	4,408	(4,408)	—

Balance at 31 December 2002	162,667	6,519	43,691	212,877

Net income for the year	—	—	112,115	112,115

Provision for zakat (note 9)	—	—	(1,097)	(1,097)

Zakat reimbursable by partners	—	—	1,097	1,097

Transfer to statutory reserve	—	11,212	(11,212)	—

Dividends paid	—	—	(19,894)	(19,894)

Balance at 31 December 2003	162,667	17,731	124,700	305,098

The attached notes 1 to 16 form part of these financial statements.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS

31 December 2003

1              ACTIVITIES

The company is a Limited Liability Company registered in Jubail - Saudi Arabia under Commercial Registration number 2055003839 dated 22 Safar 1417H, corresponding to 8 July 1996 with a branch in Jubail under Commercial Registration number 2055003839/001. The company was established to develop, construct and operate a petrochemical plant in Al Jubail, Saudi Arabia, to produce aromatics, solvents and Cyclo-Hexane. It is owned 50% by Saudi and 50% by non-Saudi partners.

2              SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting standards generally accepted in the Kingdom of Saudi Arabia.  The significant accounting policies adopted are as follows:

Accounting convention

The financial statements are prepared under the historical cost convention.

Fixed assets/depreciation

All property, plant and equipment are recorded at cost. The cost of property, plant and equipment is depreciated on a straight line basis over the estimated useful lives of the assets.

Deferred charges/amortisation

Deferred charges comprise total pre-production costs net of pre-production income, and Saudi Industrial Development Fund (SIDF) loan appraisal fees and are amortised in equal annual instalments from the date of commencement of commercial production over the estimated period of benefit.

Inventories

Inventories are stated at the lower of cost and market value.  Cost is determined as follows:

Raw materials, spares and catalysts	•	purchase cost on a weighted average basis.

Finished goods	•	cost of direct materials and labour plus attributable overheads based on a normal level of activity.

Zakat and income tax

Zakat and income tax are provided for in accordance with Saudi Arabian fiscal regulations.  The provision is charged   to retained earnings. Reimbursements by the partners of such zakat and income tax are credited to retained earnings.

Employees’ terminal benefits

Provision is made for amounts payable to comply with the Saudi Arabian labour law applicable to employees’ accumulated periods of service at the balance sheet date.

Sales

Sales represent the invoiced value of goods supplied by the company during the year net of marketing costs.

Foreign currencies

Transactions in foreign currencies are recorded in US Dollars at the rate ruling at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies are retranslated at the rate of exchange ruling at the balance sheet date.  All differences are taken to the statement of income.

Expenses

Selling and distribution expenses comprise expenses that specifically relate to the delivery of products. All other period expenses, with the exception of amortisation of deferred charges and financial charges, are classified as cost of sales.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2003

3              PROPERTY, PLANT AND EQUIPMENT

The estimated useful lives of the assets for the calculation of depreciation are as follows:

Office buildings	20 years
Plant and equipment	6-20 years
Furniture and office equipment	8-10 years
Motor vehicles	4 years

	Office buildings	Plant and equipment	Furniture and office equipment	Motor vehicles	Construction work in progress	Total 2003	Total 2002	Total 2001
	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000

Cost:
At the beginning of the year	18,848	555,380	4,576	1,138	6,355	586,297	579,886	577,697
Additions	—	—	—	—	1,871	1,871	6,411	2,189
Disposals	—	(585)	—	(159)	—	(744)	—	—
Transfers	—	6,094	60	—	(6,154)	—	—	—

At the end of the year	18,848	560,889	4,636	979	2,072	587,424	586,297	579,886

Depreciation:
At the beginning of the year	2,776	81,929	2,636	935	—	88,276	59,094	29,582
Charge for the year	942	28,236	546	73	—	29,797	29,182	29,512
Disposals	—	(115)	—	(159)	—	(274)	—	—

At the end of the year	3,718	110,050	3,182	849	—	117,799	88,276	59,094

Net book amounts:
At 31 December 2003	15,130	450,839	1,454	130	2,072	469,625

At 31 December 2002	16,072	473,451	1,940	203	6,355		498,021

At 31 December 2001	16,067	500,938	2,448	103	1,236			520,792

The buildings and plant and equipment are situated on land leased from the Royal Commission for Jubail and Yanbu.  The lease is initially for a period of 30 years commencing from 20 Rajab 1417H (corresponding to 1 December 1996) and is renewable for further periods thereafter.

All property, plant and equipment are mortgaged to the Saudi Industrial Development Fund as security for certain term loans (note 12). Finance charges of US $ 18.9 million (2002 and 2001: US $ 18.9 million) incurred during construction phase in respect of the loan facilities disclosed in note 12, are included in plant and equipment.

Construction work in progress represents the cost incurred on certain civil and mechanical projects currently under construction.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2003

4              DEFERRED CHARGES

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

Costs:
At the beginning of the year	31,545	31,545	28,687
Additions	—	—	2,858

At the end of the year	31,545	31,545	31,545

Amortisation:
At the beginning of the year	9,435	6,181	4,663
Provided during the year	3,306	3,254	1,518

At the end of the year	12,741	9,435	6,181

Net book amount	18,804	22,110	25,364

Deferred charges consist of pre-production costs of US $ 22.2 million (2002 and 2001: US $ 22.2 million) and appraisal fees on the SIDF and commercial loans of US $ 9.3 million (2002 and 2001: US $ 9.3 million).

In order to comply with the SOCPA’s standard on “Intangible Assets”, with effect from 1 January 2003, the company reduced the pre-production costs amortisation period of ten years. The balance is now being amortised over 7 years. The financial impact of this change in estimate on these financial statements is insignificant.

Appraisal fees on the SIDF and commercial loans are amortised over the period of the related loans (9 years).

5 INVENTORIES

	2003	2002	2001
	US $‘000	US $‘000	US $‘000

Goods in transit	—	7,675	—
Raw materials	1,953	441	1,083
Finished goods	17,602	4,972	11,464
Spares	3,566	3,071	2,825
Catalyst	37,064	34,794	25,378

	60,185	50,953	40,750

6 ACCOUNTS RECEIVABLE AND PREPAYMENTS

	2003	2002	2001
	US $‘000	US $‘000	US $‘000

Trade accounts receivable	37,638	24,400	18,424
Amounts due from partners (notes 7 and 9)	2,026	920	1,169
Amount due from an affiliate (notes 7)	12,391	4,105	4,166
Other receivables	3,614	3,215	1,428
Prepaid expenses	2,286	1,760	1,663

	57,955	34,400	26,850

Four customers account for the entire trade accounts receivable balance as at 31 December 2003 (2002 and 2001: three customers).

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2003

7              RELATED PARTY TRANSACTIONS AND BALANCES

Purchases amounting to approximately US $ 3.2 million were made from the foreign partner’s parent company and its affiliates during 2003 (2002: approximately US $ 11.4 million and 2001 approximately US $ 9.4 million).

Approximately 38% (2002: approximately 31% and 2001 approximately 22%) of the company’s sales are made through a marketing affiliate of the foreign partner under a marketing agreement. Upon delivery of the product to the marketing affiliate, sales are recorded at provisional prices approved by the Board. The provisional prices are subsequently adjusted to actual selling prices, as received by the marketer from its customers, after deducting shipping, distribution and selling costs, and a marketing fee (in accordance with the above marketing contract) to cover all other marketing expenses. Adjustments are recorded on a quarterly basis as they are reported by the marketer and become known to the company.

The prices and terms of the transactions are approved by the management. Amounts due from partners and an affiliate and amounts payable to affiliates are shown under notes 6 and 8, respectively.

In addition, subordinated loans from the partners are disclosed in note 13 to these financial statements.

8              ACCOUNTS PAYABLE AND ACCRUALS

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

Trade accounts payable	19,434	17,122	10,056
Amounts due to affiliates (note 7)	4,672	10,537	6,082
Zakat payable (note 9)	1,410	870	437
Accrued expenses	20,497	14,800	16,150

	46,013	43,329	32,725

9              ZAKAT AND INCOME TAX

a)             Zakat

Charge for the year

The zakat charge relating to the Saudi partner consists of:

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

Current year provision	1,410	870	437
Adjustment for previous year	(313)	—	312

Charge for the year	1,097	870	749

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2003

9              ZAKAT AND INCOME TAX (continued)

The Saudi partner’s current year provision is based on his share as follows:

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

Equity	96,492	84,401	91,888
Opening provisions and other adjustments	166,811	189,764	207,422
Book value of long term assets	(264,529)	(261,600)	(274,490)

	(1,226)	12,565	24,820

Zakatable profit (loss) for the year	56,392	22,271	(7,357)

Zakat base	56,392	34,836	17,463

The differences between the financial and the zakatable profit/loss are due mainly to adjustments for certain costs/claims based on the relevant fiscal regulations.

The adjustment for previous year relates to the difference between provision made in the books on a provisional basis and the amount calculated and included in the final zakat declaration for the preceding year.

Movements in provision during the year

The movement in the zakat provision was as follows:

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

At the beginning of year	870	437	420
Provided during the year	1,097	870	749
Payments during the year	(557)	(437)	(732)

At the end of year	1,410	870	437

b)             Income tax

Under the provisions of the Foreign Capital Investment Code, the non-Saudi partner is exempt from income tax on its share of income for ten years from the date of commencement of commercial production (1 March 2000). The non-Saudi partner’s cumulative share of net income since the commencement of the tax holiday is USD 82 million (2002: SR 25.6 million).

Status of assessments

For the period ended 31 December 1997 and the year ended 31 December 1998, the Department of Zakat and Income Tax (DZIT) raised assessments with additional zakat, tax and delay fine liabilities of USD 0.4 million and  USD 2.8 million respectively. The company has filed an appeal against the DZIT’s assessments with the Preliminary Appeals Committee. Management is confident that the committee’s decision will be in favour of the company. Accordingly no provision for the additional liabilities, as assessed by DZIT, has been made in the books as at 31 December 2003. The zakat and income tax assessments for the years ended 31 December 1999 to 2002 have not yet been received by the company.

10           CAPITAL

Capital is divided into 6,100,000 shares of US $ 26.67 (100 Saudi Riyals) each (2002 and 2001: 6,100,000 shares).

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2003

11           STATUTORY RESERVE

As required by Saudi Arabian Regulations for Companies, 10% of the net income for the year has been transferred to a statutory reserve. The company may resolve to discontinue such transfers when the reserve totals 50% of the capital. The reserve is not available for distribution.

12           TERM LOANS

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

Consortium- Tranche A	146,189	170,000	190,000
SIDF	96,409	118,969	134,548

	242,598	288,969	324,548

Less: Current portion:
Consortium- Tranche A	20,000	20,000	20,000
SIDF	20,693	20,000	16,000

	40,693	40,000	36,000

	201,905	248,969	288,548

a)             The company has term loan facilities from a consortium of banks (the consortium). The term loan facilities consist of US $ 200 million for Tranche A, US $ 50 million for Tranche B1 and US $ 25 million for Tranche B2. Tranche A, which is provided to finance non-working capital project costs, and is repayable in fourteen half yearly instalments increasing from US $ 10 million to US $ 20 million. Repayment commenced on 25 October 2001 with the final instalment due on 25 April 2008. Tranches B1 and B2 are revolving credit facilities and may be utilised any time during the repayment period of Tranche A and rolled over until the due date of the repayment of the final instalment of Tranche A. The loans are secured by assignment of receipts from all material and significant contracts, a mortgage on certain liquid assets, second charge on the company’s property, plant and equipment and a negative pledge over the partners’ shares in the company. The facilities are subject to commission at LIBOR plus 1% (2002 and 2001: same terms and conditions).

Amounts due within 12 months from the balance sheet date are shown as current liabilities.

b)            The company also has term loan facilities totalling US $ 151 million (2002 and 2001: US $ 151 million) with the SIDF of which US $ 150 million (2002 and 2001: US $ 150 million) has been drawn down as at the balance sheet date.  The loans are secured by a mortgage on the company’s property, plant and equipment and corporate guarantees from the partners. The loans carry appraisal fees which are being amortised over the term of the loans (note 4) and are repayable in fifteen half yearly instalments of varying amounts increasing from US $ 7.5 million to US $ 14.4 million (2002 and 2001: same terms and conditions). Repayment commenced on 1 Safar 1422H (corresponding to 25 April 2001), with the final instalment due on 15 Safar 1429H (corresponding to 23 February 2008).

Amounts due within 12 months from the balance sheet date are shown as current liabilities.

13           SUBORDINATED PARTNERS’ LOANS

Subordinated partners’ loans are commission free and repayable after the term loans disclosed in note 12 have been paid in full.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2003

14           SELLING AND DISTRIBUTION EXPENSES

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

Inspection charges	1,880	2,089	830

15           FINANCIAL CHARGES

	2003	2002	2001
	US $ ‘000	US $ ‘000	US $ ‘000

Term loans borrowing costs	4,009	6,973	14,455
Bank charges	1,388	1,369	1,332

	5,397	8,342	15,787

16       OTHER INFORMATION

a) Estimated future aggregate amortisation expense

The estimated aggregate amortisation expense during the next five years would be US $ 3.306 million per annum (same as in 2003) as no more deferred charges are expected to be incurred during the next five years.

b) Related party transactions

The amounts of the company’s sales made through a marketing affiliate of the foreign partner as described in note 7 were 2003: US $ 150.5 million, 2002: US $ 96.07 million and 2001: US $ 47.64 million.

c) Source of raw materials

The company purchases all of its raw materials primarily from one supplier in the Kingdom of Saudi Arabia.

d) Term loans maturities

Following are the combined aggregate amounts of next five years’ maturities of the term loans stated under note 12 to the financial statements:

US $ ‘000

2004	40,693
2005	53,893
2006	63,605
2007	60,054
2008	24,353

e) Dividends paid

Cash dividends during the year were of US $ 19.9 million (2002 and 2001: Nil) and constitute 12.23% of the capital and US $ 3.26 per share.

f) Deferred taxation

There is no deferred tax liability or asset as at the balance sheet date because the amount of tax, if any, is reimbursable by the non-Saudi partner who is enjoying a tax holiday as mentioned under note 9 to the financial statements.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2003

16           OTHER INFORMATION (continued)

g) Fair value

The fair values of the company’s financial assets and liabilities approximate their book values.

h) Employees’ terminal benefits

Provision for employees’ terminal benefits is made for amounts payable to comply with the Saudi Arabian labour law applicable to employees’ accumulated periods of service at the balance sheet date and therefore, does not require actuarial calculation.

i) Statement of cash flows

Statement of cash flows as presented in the financial statements complies with the International Accounting Standard on “Cash Flow Statements”.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Officers.  Directors, executive officers and certain other officers of Chevron Phillips Chemical Company LLC are set forth in the following table:

Name	Age	Position
James L. Gallogly	51	President and Chief Executive Officer; Non-voting Director
Greg G. Maxwell	47	Senior Vice President, Chief Financial Officer and Controller; Non-voting Director
Greg C. Garland	46	Senior Vice President, Planning & Specialty Products
J. Mike Parker	57	Senior Vice President, Aromatics & Styrenics
Rick L. Roberts	49	Senior Vice President, Manufacturing
Tim G. Taylor	50	Senior Vice President, Olefins & Polyolefins
Joe M. McKee	53	Vice President and Treasurer
Craig B. Glidden	46	Vice President, General Counsel and Secretary
Patricia E. Yarrington	47	Class C Director
Gary G. Yesavage	51	Class C Director
John E. Lowe	45	Class P Director
Jim W. Nokes	57	Class P Director

James L. Gallogly:  Mr. Gallogly has been President and Chief Executive Officer, and has served as a non-voting director, since the inception of CPChem in July 2000.  He previously served as Senior Vice President of Chemicals for Phillips Petroleum Company (Phillips), a position he accepted in 1999.  From 1998 to 1999, he was Vice President for Olefins and Polyolefins for Phillips.

Greg G. Maxwell:  Mr. Maxwell has been Senior Vice President, Chief Financial Officer and Controller, and has served as a non-voting director, since August 2003.  From July 2000 to August 2003, Mr. Maxwell was Vice President and Controller.  From 1998 to July 2000, he served as General Auditor for Phillips.

Greg C. Garland:  Mr. Garland has been Senior Vice President, Planning & Specialty Products of CPChem since October 2001.  From July 2000 to October 2001, Mr. Garland was the Senior Vice President, Planning & Strategic Transactions.  From 1997 to July 2000, he served as General Manager, Qatar/Middle East for Phillips.

J. Mike Parker:  Mr. Parker has been Senior Vice President, Aromatics & Styrenics of CPChem since October 2001.  From July 2000 to October 2001, Mr. Parker was Senior Vice President of Aromatics.  He served Chevron Chemical Company LLC (Chevron Chemical) as General Manager, Olefins & Plastics, from 1999 to July 2000.  From 1998 to 1999, he was General Manager for BTX/Styrene at Chevron Chemical.

Rick L. Roberts:  Mr. Roberts has been Senior Vice President, Manufacturing of CPChem since October 2001.  From July 2000 to October 2001, Mr. Roberts was Vice President of Manufacturing for Olefins & Polyolefins.  Prior to the formation of CPChem, he served Chevron Chemical as Plant Manager at Cedar Bayou.  From 1994 to 1999, he was Manager of the Chevron U.S.A. Inc. refinery in Hawaii.

Tim G. Taylor:  Mr. Taylor has been Senior Vice President, Olefins & Polyolefins of CPChem since July 2000.  He served Phillips as Polyolefins Manager from 1999 to July 2000.  Before being named to that position, Mr. Taylor was Worldwide Manager for Polyethylene from 1997 to 1999.

Joe M. McKee:  Mr. McKee has been Vice President and Treasurer for CPChem since July 2000.  Prior to assuming his current position, he served as Finance Manager for the Americas Division of Phillips Exploration and Production, a position to which he was appointed in 1993.

Craig B. Glidden:  Mr. Glidden has been Vice President, General Counsel and Secretary for CPChem since July 2000.  In 1996, Mr. Glidden founded the law firm of Glidden Partners LLP and was managing partner of the firm until joining CPChem in 2000.

Patricia E. Yarrington:  Ms. Yarrington was elected a director of CPChem on July 31, 2001.  She currently serves as Vice President, Policy, Government and Public Affairs at ChevronTexaco Corporation (ChevronTexaco), a position to which she was named in 2002.  Ms. Yarrington previously served ChevronTexaco as Vice President, Strategic Planning, a position to which she was appointed upon the formation of ChevronTexaco in 2001.  She served in a similar position, Vice President of Strategic Planning, with Chevron Corporation prior to the merger of Chevron Corporation and Texaco Inc., which she assumed in August 2000.  In 1998, she was appointed President of Chevron Canada Ltd.

Gary G. Yesavage:  Mr. Yesavage was elected a director of CPChem on June l, 2003.  He currently serves as General Manager of the Chevron Products Company El Segundo refinery, a position to which he was appointed in 1999.  Mr. Yesavage previously served as General Manager, Global Manufacturing, Supply and Procurement for the Oronite Additives Division of Chevron Chemical Company and as General Manager, Supply Chain for the U.S. Chemicals Division of Chevron Chemical Company.

John E. Lowe:  Mr. Lowe has served as a director of CPChem since its inception in July 2000.  He currently serves as Executive Vice President, Planning, Strategy and Corporate Affairs for ConocoPhillips, a position to which he was appointed in 2002.  Mr. Lowe previously served as Senior Vice President, Corporate Strategy and Development for Phillips, a position to which he was appointed in 2001, and as Senior Vice President of Planning and Strategic Transactions in 2000.  In 1999, he served as Vice President, Planning and Strategic Transactions and Manager of Strategic Growth Projects for Phillips.  From 1997 to 1999, he was Supply Chain Manager in Refining, Marketing and Transportation for Phillips.  Mr. Lowe serves as a Director of Duke Energy Field Services, LLC.

Jim W. Nokes:  Mr. Nokes was elected a director of CPChem on October 24, 2002.  He currently serves as Executive Vice President, Refining, Marketing, Supply and Transportation for ConocoPhillips, a position to which he was appointed in 2002.  Mr. Nokes previously served Conoco Inc. (Conoco) as Executive Vice President, Worldwide Refining, Marketing, Supply and Transportation, a position to which he was named in 1999.  Prior to 1999, he served as President of North American refining and marketing for Conoco.

Audit Committee Financial Expert.  CPChem’s Board of Directors has designated Mr. Lowe as the “audit committee financial expert” of the Audit Committee of the Board of Directors (the “Audit Committee”).  Mr. Lowe is not considered to be “independent” as defined in the applicable SEC rules and regulations.

Code of Ethics.  CPChem has adopted a code of ethics that applies to its principal executive officer and principal financial officers.  A copy of this code is available to any person upon request and at no charge.  Requests should be directed to the Office of the General Counsel at CPChem’s principal executive office at the address and phone number as shown on the cover of this report.

Item 11.  Executive Compensation

Summary Compensation Table

The table below provides information regarding compensation earned by CPChem’s Chief Executive Officer and the next four most highly compensated executive officers for the year ended December 31, 2003 (collectively, the “named executive officers”).  Information for the named executive officers is also presented for the years ended December 31, 2002 and 2001.

		Annual Compensation		Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Awards Options (a)	Payouts LTIP (b)	All Other Compensation (c)
James L. Gallogly	2003	$483,750	$309,200	—	$410,000	$24,503
President and	2002	460,648	333,700	55,000	850,000	23,367
Chief Executive Officer	2001	438,471	212,182	59,108	850,000	14,425

Greg C. Garland	2003	279,107	157,618	—	122,000	14,071
Senior Vice President,	2002	262,752	113,488	18,200	330,000	13,125
Planning & Specialty Products	2001	237,016	114,296	17,607	311,686	7,496

J. Mike Parker	2003	253,095	119,884	—	126,300	12,860
Senior Vice President,	2002	242,688	99,723	17,000	250,000	12,349
Aromatics & Styrenics	2001	232,749	80,699	18,218	250,000	7,438

Tim G. Taylor	2003	291,284	126,994	—	175,600	14,797
Senior Vice President,	2002	279,177	118,372	23,400	320,000	14,244
Olefins & Polyolefins	2001	268,125	94,421	25,339	361,280	8,579

Craig B. Glidden	2003	298,637	113,915	—	149,200	15,162
Vice President,	2002	285,851	160,974	19,900	210,000	14,535
General Counsel & Secretary	2001	273,650	162,747	21,530	200,000	8,658

(a)   Under provisions contained in CPChem’s amended and restated Long-Term Incentive Plan, in 2003, all Phantom Share Option holders exchanged options that they were awarded for performance cycles beginning in 2001 and 2002 for retroactive Relative Performance (RP) awards effective for the same 2001 and 2002 performance cycles.  The target amounts of the retroactive RP awards were equal to the target amounts of the respective Phantom Share Options awarded for the 2001 and 2002 performance cycles, and for the above named executive officers were as follows: Mr. Gallogly - $557,700 (2001) and $479,800 (2002); Mr. Garland - $166,100 (2001) and $158,700 (2002); Mr. Parker - $171,900 (2001) and $148,100 (2002); Mr. Taylor - $239,100 (2001) and $204,400 (2002); and Mr. Glidden - $203,100 (2001) and $173,900 (2002).  See “Long-Term Incentive Plans” for a discussion of the RP awards and Strategic Performance (SP) awards.

(b)   Information for 2003 represents SP awards earned in 2003 for the completed 2001-2003 performance cycle that will be paid in 2004.  As of the date of this report, amounts earned and payable for the 2001-2003 performance cycle under the RP awards had not been determined and are not included in the table.  Information presented for 2002 and 2001 represent awards that were paid in 2003 and 2002, respectively, under CPChem’s Special Synergy Incentive Plan (SSIP).  The SSIP expired on June 30, 2002.

(c)   During 2003, Messrs. Gallogly, Garland, Parker, Taylor and Glidden received company contributions to their savings plan accounts of $23,725, $13,628, $12,447, $14,322 and $14,676, respectively, and life insurance premiums of $778, $443, $413, $475 and $486, respectively, were paid on their behalf.  During 2002, those officers received company contributions to their savings plan accounts of $22,589, $12,707, $11,936, $13,769 and $14,049, respectively, and life insurance premiums of $778, $418, $413, $475 and $486, respectively, were paid on their behalf.  During 2001, those officers received company contributions to their savings plan accounts of $13,774, $7,113, $7,055, $8,137 and $8,210, respectively, and life insurance premiums of $651, $383, $383, $442 and $448, respectively, were paid on their behalf.

Option Grants and Options Exercised During 2003

There were no options to purchase securities of CPChem granted during 2003 nor were any such options outstanding as of December 31, 2003.

Long-Term Incentive Plans

In 2003, CPChem’s Long-Term Incentive Plan (LTIP) for selected key employees was retroactively amended and restated effective January 1, 2001.  Prior to the amendment and restatement of the LTIP, participants were eligible for two types of awards:  Phantom Share Options and Target Awards.  The LTIP, as amended and restated, currently provides for two different types of awards:  Relative Performance (RP) awards and Strategic Performance (SP) awards.  Effective for performance cycles beginning on or after January 1, 2003, grants of Phantom Share Options and Target Awards are no longer available under the LTIP.

Under provisions contained in the amended and restated LTIP, in 2003, all Phantom Share Option holders exchanged options that they were awarded for performance cycles beginning in 2001 and 2002 for retroactive RP awards effective for the same 2001 and 2002 performance cycles.  The target amounts of the retroactive RP awards were equal to the target amounts of the respective Phantom Share Options awarded.  In addition, all persons eligible for Target Awards exchanged their eligible 2001 and 2002 Target Awards for retroactive SP awards effective for the same 2001 and 2002 performance cycles.  The target amounts of the retroactive SP awards were equal to the target amounts of the respective Target Awards awarded for the 2001 and 2002 performance cycles.  The Compensation Committee of the Board of Directors of CPChem (the “Compensation Committee”) has the sole discretion to determine which employees receive RP and SP awards.

The Compensation Committee sets target RP and SP award amounts for a performance cycle at the time the annual RP and SP awards are granted to eligible employees.  RP awards are generally based on changes in CPChem’s financial performance as compared to a group of comparable companies as selected by the Compensation Committee.  SP awards are based on CPChem’s strategic performance as compared to defined strategic objectives as selected by the Compensation Committee.  Amounts granted under each type of award, payable only in cash, are determined at the end of each performance cycle, which is typically three years.  The Compensation Committee has the sole discretion to determine the amounts payable, if any, under each type of award.

LTIP Awards in 2003

	Award Type	Target Award	Performance Period Until Payout	Estimated Future Payouts Under Non-Stock-Price-Based Plans
Name				Threshold	Target	Maximum
James L. Gallogly	RP	$510,600	12/31/2005	$—	$510,600	$1,021,200
	SP	510,600	12/31/2005	—	510,600	1,021,200

Greg C. Garland	RP	169,800	12/31/2005	—	169,800	339,600
	SP	169,800	12/31/2005	—	169,800	339,600

J. Mike Parker	RP	155,200	12/31/2005	—	155,200	310,400
	SP	155,200	12/31/2005	—	155,200	310,400

Tim G. Taylor	RP	214,400	12/31/2005	—	214,400	428,800
	SP	214,400	12/31/2005	—	214,400	428,800

Craig B. Glidden	RP	183,400	12/31/2005	—	183,400	366,800
	SP	183,400	12/31/2005	—	183,400	366,800

Pension Plans

Retirement Plan

CPChem’s retirement plan is a defined benefit plan and applies to most U.S.-based employees.  Eligible employees automatically participate in the plan and began accruing benefits from January 1, 2001 or their first day of employment if employed after that date.  Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with ConocoPhillips or ChevronTexaco or their affiliates.  The CPChem retirement benefit consists of two components: a career average pay benefit and a variable annuity benefit.  For the career average pay benefit, each year employees receive an annual credit equal to 1% of eligible compensation for that year.  Discretionary upgrades to increase the career average pay benefit may be made as often as every three years provided CPChem’s performance metrics support the additional cost.  The variable annuity benefit is the second component of the CPChem retirement plan and is made up of a monthly credit equal to 1% of each eligible employee’s compensation for that month.  Additional credits may be made, at the discretion of CPChem’s Board of Directors, at rates ranging from 0% to 10% of the total amount in each eligible employee’s variable annuity account.  Upon retirement, the accrued benefit may be paid as a lump sum payment or converted to a monthly benefit.  If a lump sum payment is elected, that payment may be rolled over to an individual retirement account or individual retirement annuity of another employer’s plan.

If an employee leaves CPChem for any reason prior to retirement and is vested, the accrued benefit may either be paid out at that time in accordance with the options described above or remain in the plan until the individual’s early or normal retirement date, at which time the accrued benefit may be paid out as a lump sum or converted to a monthly benefit.  Eligible employees that came to CPChem from either ChevronTexaco or ConocoPhillips on January 1, 2001 will receive an adjustment to their retirement benefit.  This adjustment will ensure that an employee’s retirement benefit will not be adversely affected as a result of that employee’s ceasing to accumulate service credit under either owner’s pension plan.

Supplemental Executive Retirement Plan

The supplemental executive retirement plan applies to designated officers and key executives who receive a retirement benefit under the retirement plan and who have had the amount of that benefit reduced due to required limitations under the Internal Revenue Code, or by reason of deferral of compensation under CPChem’s executive deferred compensation plan.  The eligible employee’s benefit under this plan is equal to the difference between (a) the amount the employee would have received under the retirement plan without regard to the limitations imposed by the Internal Revenue Code and the amounts deferred by the employee under CPChem’s executive deferred compensation plan, and (b) the amount of the employee’s retirement benefit payable under the retirement plan.

The payment options under the supplemental executive retirement plan are generally the same as those offered under the CPChem retirement plan.

Estimated Retirement Benefits

The estimated annual benefits payable upon retirement at normal retirement age (defined in the retirement plans as age 65) for each of the named executive officers are as follows:

Name	Estimated Annual Retirement Benefits
James L. Gallogly	$238,875
Greg C. Garland	155,001
J. Mike Parker	121,647
Tim G. Taylor	124,861
Craig B. Glidden	104,999

Director Compensation

Neither the Class C nor Class P directors of CPChem receive any additional compensation for their service as directors.

Employment Agreements

None of the named executive officers have employment agreements with CPChem.

Compensation Committee Interlocks and Insider Participation

Mr. Lowe, who currently serves as Executive Vice President, Planning, Strategy and Corporate Affairs for ConocoPhillips, has served as a voting member of the Compensation Committee since December 2000.  Mr. Darald W. Callahan served as a voting member of the Compensation Committee from December 2000 until June 1, 2003, when he resigned as a Class C Director of CPChem’s Board of Directors in advance of his retirement from ChevronTexaco.  Ms. Yarrington, who currently serves as Vice President, Policy, Government and Public Affairs at ChevronTexaco, has served as a Compensation Committee voting member since June 1, 2003.  None of the aforementioned directors has served as an officer or employee of CPChem or any of its subsidiaries.  Mr. Gallogly has served as a non-voting member since December 2000.  During 2003, Ms. Sherry Richard served as a non-voting member until her resignation from CPChem on June 24, 2003.  Mr. Don F. Kremer, Vice President, Human Resources, has served as a non-voting member since September 15, 2003.

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

Item 13.  Certain Relationships and Related Transactions

All of the related transactions described below are on terms substantially no more favorable than those that would have been agreed upon with third parties on an arm’s-length basis.

Services Agreements.  CPChem is a party to agreements with ChevronTexaco and ConocoPhillips, under which they provide CPChem with personnel, equipment and technology primarily for research, technology development, laboratory services, and engineering and project management support.  ChevronTexaco and ConocoPhillips charge CPChem for these services according to the rates agreed upon in these services agreements.  CPChem has also entered into other agreements with affiliates of ChevronTexaco and ConocoPhillips that cover the provision of additional services including, but not limited to, security, procurement and pipeline operating services.

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

Common Facility Operating Agreements and Supply Agreements.  CPChem is a party to Common Facilities Operating Agreements with ConocoPhillips and ChevronTexaco related to the operation of the chemical facilities located within or near their refineries at Sweeny, Borger and Pascagoula.  CPChem is also a party to supply agreements with ConocoPhillips and ChevronTexaco under which CPChem purchases various products produced in these refineries, and ConocoPhillips and ChevronTexaco purchase various products that CPChem produces in its chemical facilities.

Feedstock Agreements.  CPChem is a party to agreements with each of ConocoPhillips, Duke Energy Field Services, LLC (an affiliate of ConocoPhillips) and Dynegy Inc. (an affiliate of ChevronTexaco) under which they supply CPChem with certain natural gas liquid feedstocks.  CPChem is also a party to agreements with ConocoPhillips and ChevronTexaco under which it supplies olefin products.

Sales Agency Agreements.  CPChem is a party to sales agency agreements with ConocoPhillips under which it markets and sells certain chemical products produced by ConocoPhillips at its Borger and Sweeny refineries.

Polyethylene Pipe.  CPChem’s Performance Pipe division sells polyethylene pipe to ChevronTexaco and ConocoPhillips.

Specialty Products.  CPChem’s Specialty Chemicals division sells specialty and reference fuels, gas odorants, sulfiding agents and extractive solvents to ConocoPhillips, ChevronTexaco and Duke Energy Field Services, LLC.

See Part II - Item 8. Financial Statements and Supplementary Data – Note 4 for information regarding aggregate amounts paid in transactions with affiliated parties.

Item 14.  Principal Accountant Fees and Services

Fees.  Aggregate fees for professional services rendered by CPChem’s independent auditor, Ernst & Young LLP, were as follows:

	Years ended December 31,
Dollars	2003	2002
Audit fees (a)	$598,200	$663,887
Audit-related fees (b)	131,200	173,439
Tax fees (c)	105,343	394,283
All other fees (d)	—	9,427
Total fees billed	$834,743	$1,241,036

(a)          Audit fees represent fees billed for professional services rendered for the audits of CPChem’s annual consolidated financial statements, statutory audits of CPChem’s subsidiaries, quarterly reviews of CPChem’s consolidated financial statements, reviews of documents filed with the SEC, registration statements and comfort letters.

(b)         Audit-related fees represent fees billed for professional services rendered for audits of employee benefit plans, attest services and accounting consultations.

(c)          Tax fees represent fees billed for professional services rendered for tax planning, tax advice and tax compliance.

(d)   Other fees in 2002 include actuarial services and consultations on matters pertaining to information technology and human resources.  These services were performed prior to the July 30, 2002 enactment of the Sarbanes-Oxley Act of 2002.

CPChem and its Audit Committee are committed to ensuring the independence of its independent auditor as related to CPChem.  As such, it is CPChem’s policy that all engagements of Ernst & Young LLP by CPChem be pre-approved by the Audit Committee.  Since May 6, 2003, the date that the pre-approval requirements of the SEC became effective, there was one tax engagement of Ernst & Young LLP initiated without obtaining pre-approval from the Audit Committee.  The engagement was for services costing $1,894, which represented approximately 5% of tax fees billed and less than 1% of total fees billed during the period May 6, 2003 through December 31, 2003.  Such services were not recognized by CPChem at the time of the engagement to be non-audit services and the Audit Committee was promptly notified of the engagement.  The Audit Committee subsequently approved the engagement well in advance of the completion of the audit of CPChem’s 2003 consolidated financial statements.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)                    The financial statements listed in the Index to Financial Statements on page 34 are filed as part of this annual report.

(a)(2)                    The following schedule is presented as required.  All other schedules are omitted because the information is not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

Chevron Phillips Chemical Company LLC

Schedule II – Valuation and Qualifying Accounts

Millions	Allowance for Doubtful Accounts	Deferred Income Tax Valuation Allowance (a)
Balance on December 31, 2000	$3	$92
Additions (b)	6	83
Deductions (c)	(3)	—
Balance on December 31, 2001	6	175
Additions (b)	4	6
Deductions (c)	(3)	—
Balance on December 31, 2002	7	181
Additions (b)	4	9
Deductions (c)	(4)	—
Balance on December 31, 2003	$7	$190

(a)          Additions were generally offset by tax benefits of related losses.

(b)         Charged to expense.

(c)          Receivables written off less recoveries, if any.

(a)(3)                    The exhibits listed in the Index of Exhibits on pages 95 and 96 are filed as part of this annual report.

(b)                                 There were no Reports on Form 8-K filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: March 2, 2004	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller

Each person whose signature appears below hereby constitutes and appoints James L. Gallogly and Greg G. Maxwell and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Gallogly	President and Chief Executive Officer	March 2, 2004
James L. Gallogly

/s/ Greg G. Maxwell	Senior Vice President,	March 2, 2004
Greg G. Maxwell	Chief Financial Officer and Controller

/s/ John E. Lowe	Director	March 2, 2004
John E. Lowe

/s/ Jim W. Nokes	Director	March 2, 2004
Jim W. Nokes

/s/ Patricia E. Yarrington	Director	March 2, 2004
Patricia E. Yarrington

/s/ Gary G. Yesavage	Director	March 2, 2004
Gary G. Yesavage

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

*10.3

Letter Agreement dated February 24, 2003, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC (Exhibit No. 10.3 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.4	Chevron Phillips Chemical Company LP Executive Deferred Compensation Plan, effective January 1, 2001 (Exhibit No. 10.2 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*10.5	Chevron Phillips Chemical Company LP Supplemental Executive Retirement Plan (Exhibit No. 10.3 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*10.6

Chevron Phillips Chemical Company LLC Long-Term Incentive Plan (as Amended and Restated Effective January 1, 2001) (Exhibit No. 10.2 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.7	Chevron Phillips Chemical Company LLC Annual Incentive Plan (Exhibit No. 10.6 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.8

364-Day Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi Ltd., Sumitomo Mitsui Banking Corporation and certain lenders from time to time thereto, dated as of August 28, 2003 (Exhibit No. 10.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.9

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

21.1	Subsidiaries of the Registrant.

21.2	Powers of Attorney (included in signature pages).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference as indicated.