Form 10-Q
period 2004-03-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2004-05-06
CIK 1127399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☐       No  ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
Millions	2004	2003
Revenue
Net sales	$1,993	$1,796
Equity in income of affiliates, net	27	6
Other income	19	18
Total revenue	2,039	1,820

Costs and Expenses
Cost of goods sold	1,798	1,775
Selling, general and administrative	104	100
Research and development	10	11
Total costs and expenses	1,912	1,886

Income (Loss) Before Interest and Taxes	127	(66)

Interest income	2	1
Interest expense	(18)	(16)

Income (Loss) Before Taxes	111	(81)

Income taxes	(3)	(1)

Net Income (Loss)	108	(82)

Distributions on members’ preferred interests	(6)	(6)

Income (Loss) Attributed to Members’ Interests	$102	$(88)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	March 31, 2004	December 31, 2003
ASSETS

Current assets
Cash and cash equivalents	$39	$43
Accounts receivable, net	1,038	862
Inventories	675	700
Other current assets	24	31
Total current assets	1,776	1,636

Property, plant and equipment, net	3,832	3,864
Investments in and advances to affiliates	712	673
Other assets and deferred charges	69	69

Total Assets	$6,389	$6,242

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$693	$667
Accrued income and other taxes	32	54
Secured borrowings and other debt	301	314
Other current liabilities	166	149
Total current liabilities	1,192	1,184

Long-term debt	1,266	1,189
Other liabilities and deferred credits	108	109

Total liabilities	2,566	2,482

Members’ preferred interests	250	250

Members’ capital	3,544	3,478
Accumulated other comprehensive income	29	32

Total Liabilities and Members’ Equity	$6,389	$6,242

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
Millions	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$108	$(82)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation, amortization and retirements	70	69
Undistributed equity in income of affiliates, net	(27)	(6)
Changes in operating working capital	(172)	(134)
Other operating cash flow activity	4	22
Net cash flows used in operating activities	(17)	(131)

Cash Flows From Investing Activities
Capital and investment expenditures	(43)	(34)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	(9)	(25)
Other investing cash flow activity	1	—
Net cash flows used in investing activities	(51)	(59)

Cash Flows From Financing Activities
Increase in commercial paper, net	77	165
Increase in secured borrowings, net	—	10
Increase (decrease) in other debt, net	(13)	2
Contributions from members	—	32
Net cash flows provided by financing activities	64	209

Net Increase (Decrease) in Cash and Cash Equivalents	(4)	19
Cash and Cash Equivalents at Beginning of Period	43	39

Cash and Cash Equivalents at End of Period	$39	$58

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2003.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.  Results for the three-month period ended March 31, 2004 are not necessarily indicative of future financial performance.

Note 2.          New Accounting Pronouncements

Effective January 1, 2004, CPChem adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both a liability and of equity.  Generally, it requires that an issuer classify such financial instruments as liabilities because they embody an obligation of the issuer.  Because CPChem has no financial instruments outstanding that fall within the scope of this new standard, implementation of this standard did not have an impact on consolidated results of operations, financial position or liquidity.

The Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN No. 46(R)) which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”).  A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46(R) requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of the residual returns of the VIE.  FIN No. 46(R) also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46(R) apply immediately to VIEs created after December 31, 2003, and for CPChem, which is considered to be a nonpublic entity as it relates to FIN No. 46(R), the consolidation requirements will apply to pre-existing VIEs effective January 1, 2005.  CPChem believes that FIN No. 46(R) will not require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

Note 3.          Comprehensive Income (Loss)

	Three months ended March 31,
Millions	2004	2003
Net income (loss)	$108	$(82)
Foreign currency translation adjustments	(3)	4
Minimum pension liability adjustment	—	(3)
Comprehensive income (loss)	$105	$(81)

Note 4.          Postretirement Benefits Information

CPChem expects to contribute a minimum of $39 million to its pension plans for employee pension benefits during 2004.  No such contributions were made during the first quarter of 2004.

Net periodic benefit costs for pension and other postretirement benefits included the following:

	Pension benefits		Other benefits
	Three months ended March 31,		Three months ended March 31,
Millions	2004	2003	2004	2003
Service cost on benefits earned	$5	$5	$—	$1
Interest cost on projected benefit obligations	5	4	1	1
Expected return on plan assets	(3)	(2)	—	—
Amortization of prior service costs	3	3	1	1
Net periodic benefit cost	$10	$10	$2	$3

Note 5.          Taxes

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income tax calculated at specified rates based on CPChem’s federal taxable income.  In the first quarter of 2004, CPChem accrued a $36 million tax distribution payable to its members.  The payable was recorded in Other Current Liabilities and will be remitted in the second quarter of 2004.

Note 6.          Guarantees, Commitments and Indemnifications

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1998 to develop a petrochemical complex in Qatar.  The complex has commenced commercial operation and is in the final stages of project completion.  Q-Chem fully utilized the $750 million available under its 1999 senior bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain operating and debt service reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.  No advances were made during the first quarter of 2004 under the subordinated loan agreement.  Under the terms of the agreement, CPChem expects to advance Q-Chem approximately $30 million in 2004.  The obligation to make advances under the subordinated loan agreement will terminate upon completion of the facilities, as defined in the bank financing agreements.

Under the terms of a bank financing completion guarantee, the banks have the right to demand funds from each Q-Chem co-venturer, on a pro rata basis, to cover the debt service requirements of Q-Chem that are due after August 1, 2003 until project completion.  Furthermore, if the project is not completed by August 31, 2004, the banks have the right to demand repayment of all outstanding principal and interest from each co-venturer on a pro rata basis.  This date may be extended for up to one year due to events of force majeure.  CPChem subscribed to $9 million of additional shares of Q-Chem in the first quarter of 2004 to fund its 49% share of the debt service requirements of Q-Chem that were due during that time.  CPChem expects to subscribe to approximately $10 million of additional shares in 2004 until project completion is achieved, which is expected to occur prior to August 31, 2004.  After the project is completed, the bank financing is non-recourse with respect to the co-venturers, with the exception of the contingent obligations described below.

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

Q-Chem is considered to be a VIE under the provisions of FIN No. 46(R).  CPChem does not have majority voting control over Q-Chem, and therefore records its 49% share of Q-Chem’s operating results using the equity method.  CPChem’s maximum exposure to loss per FIN No. 46(R) was $655 million at March 31, 2004.  This amount represents the total of CPChem’s carrying value of its investment in Q-Chem, advances and related interest receivable from Q-Chem under the subordinated loan agreement and CPChem’s pro rata share of Q-Chem’s outstanding bank financing and associated accrued interest.  CPChem believes the likelihood of incurring any substantial portion of the stated maximum exposure to loss is remote.  Nonetheless, CPChem’s maximum exposure to loss is presented as required by FIN No. 46(R).

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (Saudi Chevron Phillips) is a joint venture company that owns facilities in Al Jubail, Saudi Arabia.  Saudi Chevron Phillips was financed with loans from commercial banks and a Saudi Arabian governmental agency.  The loans are payable in semiannual installments and mature in 2008.  Chevron Phillips Chemical Company LLC and the Saudi Arabian co-venturer each have a several obligation of up to $25 million to fund debt service requirements in the event Saudi Chevron Phillips has insufficient cash to pay its debt service requirements.  In addition, the subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in Saudi Chevron Phillips, along with the other co-venturer, have each also guaranteed their respective 50% share of certain loans payable by Saudi Chevron Phillips to a Saudi Arabian governmental agency.  Chevron Phillips Chemical Company LLC is not a party to this guarantee.  These loans totaled $96 million (gross) at March 31, 2004.  CPChem believes it is unlikely that any funding under the debt service obligation or the guarantee will be required.

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

With regard to indemnifications, CPChem’s risk management philosophy is to limit risk in any transaction or relationship to the maximum extent reasonable in relation to commercial and other considerations.  Before accepting any indemnity obligation, consideration is given to, among other things, the remoteness of the possibility that the triggering event will occur, the potential costs to perform under any resulting indemnity obligation, possible actions to reduce the likelihood of a triggering event or to reduce the costs of performing under the indemnity obligation, any indemnifications by unrelated third parties, insurance coverage that may be available to offset the cost of the indemnity obligation, and the benefits from the transaction or relationship.

Because many of CPChem’s indemnity obligations are not limited in duration or potential monetary exposure, CPChem cannot reasonably calculate the maximum potential amount of future payments that could possibly be paid under the indemnity obligations stemming from all of CPChem’s existing agreements.  In the case of all known contingent liabilities, however, CPChem records an undiscounted liability when a loss is probable and the amount can be reasonably estimated.

CPChem is not aware of the occurrence of any triggering event or condition that would have a material adverse impact on consolidated results of operations, financial position or liquidity as a result of an indemnity obligation arising from such triggering event or condition.

Note 7.          Trade Receivables Securitization

CPChem had $300 million of secured borrowings outstanding at March 31, 2004 and December 31, 2003 under a trade receivables securitization agreement.  These borrowings were classified as short-term and were secured by $535 million and $459 million of trade receivables, respectively.

Note 8.          Investments

Summarized financial information for Q-Chem, Saudi Chevron Phillips and all other equity investments of CPChem in the aggregate, shown at 100%, follows:

	Three months ended March 31,
Millions	2004	2003
Q-Chem
Revenues	$63	$—
Income (loss) before income taxes	18	(6)
Net income (loss)	18	(6)

Saudi Chevron Phillips
Revenues	111	93
Income before income taxes	33	24
Net income	33	24

Other equity investments
Revenues	205	156
Income before income taxes	5	1
Net income	4	—

Note 9.          Contingent Liabilities

In the case of all known contingent liabilities, CPChem records an undiscounted liability when a loss is probable and the amount can be reasonably estimated.  These liabilities are not reduced for potential insurance recoveries.  If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries.  Based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

As facts concerning contingent liabilities become known, CPChem reassesses its position with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available during administrative and litigation processes.

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

Electricity Deregulation

Legislation for electricity deregulation for the Electricity Reliability Council of Texas (ERCOT) area of Texas was enacted in 1999, allowing retail electricity consumers to choose electricity providers effective January 1, 2002.  This legislation also allows utilities to file an application with the Public Utility Council of Texas (PUCT) for determination and reimbursement of costs, if any, associated with the implementation of this legislation.  Included in these costs are certain environmental expenses and costs associated with stranded assets.  Stranded asset costs are those associated with the utility asset devaluation that may have occurred due to the legislation.  Once determined, these costs are paid by electricity consumers under PUCT-mandated procedures.

CenterPoint Energy Houston Electric LLC (CenterPoint), which previously provided electricity to certain CPChem manufacturing facilities, filed its application for such determination with the PUCT on March 31, 2004.  A number of consumers and organizations representing consumers have intervened in the PUCT proceedings to object to the claims in CenterPoint’s application.  The PUCT is expected to rule on CenterPoint’s claim in the Fall of 2004.

If the PUCT determines that CenterPoint is entitled to recover some or all of the costs claimed in its application, CPChem would receive a monthly charge added to its electricity cost over an extended period of time to pay for such reimbursement.  Based on CenterPoint’s application, it is currently anticipated that the additional monthly cost to CPChem, if any, that is approved by the PUCT, will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Note 10.    Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended March 31, 2004
Net sales – external	$1,239	$639	$115	$—	$1,993
Net sales – inter-segment	61	—	—	(61)	—
Income (loss) before interest & taxes	103	14	15	(5)	127

Three months ended March 31, 2003
Net sales – external	1,026	670	100	—	1,796
Net sales – inter-segment	68	42	—	(110)	—
Income (loss) before interest & taxes	(75)	3	10	(4)	(66)

Total assets – March 31, 2004	3,901	1,856	493	139	6,389
Total assets – December 31, 2003	3,746	1,849	496	151	6,242

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,795	$331	$(133)	$1,993
Equity in income of affiliates, net	128	—	96	(197)	27
Other income	—	15	22	(18)	19
Total revenue	128	1,810	449	(348)	2,039

Costs and Expenses
Cost of goods sold	—	1,628	294	(124)	1,798
Selling, general and administrative	—	108	23	(27)	104
Research and development	—	10	—	—	10
Total costs and expenses	—	1,746	317	(151)	1,912

Income Before Interest and Taxes	128	64	132	(197)	127

Interest income	—	4	2	(4)	2
Interest expense	(20)	—	(2)	4	(18)

Income Before Taxes	108	68	132	(197)	111

Income taxes	—	—	(3)	—	(3)

Net Income	108	68	129	(197)	108

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income Attributed to Members’ Interests	$102	$68	$129	$(197)	$102

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,601	$318	$(123)	$1,796
Equity in income (loss) of affiliates, net	(64)	(3)	(96)	169	6
Other income	—	28	32	(42)	18
Total revenue	(64)	1,626	254	4	1,820

Costs and Expenses
Cost of goods sold	—	1,598	290	(113)	1,775
Selling, general and administrative	—	124	28	(52)	100
Research and development	—	11	—	—	11
Total costs and expenses	—	1,733	318	(165)	1,886

Income (Loss) Before Interest and Taxes	(64)	(107)	(64)	169	(66)

Interest income	—	3	1	(3)	1
Interest expense	(18)	—	(1)	3	(16)

Income (Loss) Before Taxes	(82)	(104)	(64)	169	(81)

Income taxes	—	—	(1)	—	(1)

Net Income (Loss)	(82)	(104)	(65)	169	(82)

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income (Loss) Attributed to Members’ Interests	$(88)	$(104)	$(65)	$169	$(88)

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

March 31, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$11	$28	$—	$39
Accounts receivable, net	199	631	787	(579)	1,038
Inventories	—	531	144	—	675
Other current assets	2	16	6	—	24
Total current assets	201	1,189	965	(579)	1,776

Property, plant and equipment, net	—	3,506	326	—	3,832
Investments in and advances to affiliates	5,987	64	5,525	(10,864)	712
Other assets and deferred charges	22	1,103	28	(1,084)	69
Total Assets	$6,210	$5,862	$6,844	$(12,527)	$6,389

Current liabilities
Accounts payable	$20	$786	$466	$(579)	$693
Secured borrowings and other debt	—	1	300	—	301
Other current liabilities	85	94	19	—	198
Total current liabilities	105	881	785	(579)	1,192
Long-term debt	1,256	10	—	—	1,266
Other liabilities and deferred credits	1,055	106	31	(1,084)	108
Total liabilities	2,416	997	816	(1,663)	2,566
Members’ preferred interests	250	—	—	—	250
Members’ capital	3,544	4,865	5,999	(10,864)	3,544
Accumulated other comprehensive income	—	—	29	—	29
Total Liabilities and Members’ Equity	$6,210	$5,862	$6,844	$(12,527)	$6,389

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$12	$31	$—	$43
Accounts receivable, net	203	436	698	(475)	862
Inventories	—	565	135	—	700
Other current assets	1	24	6	—	31
Total current assets	204	1,037	870	(475)	1,636
Property, plant and equipment, net	—	3,538	326	—	3,864
Investments in and advances to affiliates	5,841	66	5,402	(10,636)	673
Other assets and deferred charges	22	1,156	26	(1,135)	69
Total Assets	$6,067	$5,797	$6,624	$(12,246)	$6,242

Current liabilities
Accounts payable	$10	$755	$377	$(475)	$667
Secured borrowings and other debt	—	1	313	—	314
Other current liabilities	45	141	17	—	203
Total current liabilities	55	897	707	(475)	1,184
Long-term debt	1,179	10	—	—	1,189
Other liabilities and deferred credits	1,105	108	31	(1,135)	109
Total liabilities	2,339	1,015	738	(1,610)	2,482
Members’ preferred interests	250	—	—	—	250
Members’ capital	3,478	4,782	5,854	(10,636)	3,478
Accumulated other comprehensive income	—	—	32	—	32
Total Liabilities and Members’ Equity	$6,067	$5,797	$6,624	$(12,246)	$6,242

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$108	$68	$129	$(197)	$108
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	64	6	—	70
Undistributed equity in income of affiliates, net	(128)	—	(96)	197	(27)
Changes in operating working capital	11	(152)	(31)	—	(172)
Other operating cash flow activity	(50)	51	3	—	4
Net cash flows provided by (used in) operating activities	(59)	31	11	—	(17)

Cash Flows From Investing Activities
Capital and investment expenditures	—	(32)	(11)	—	(43)
Investments in and advances to Q-Chem	—	—	(9)	—	(9)
Other investing cash flow activity	(18)	—	1	18	1
Net cash flows used in investing activities	(18)	(32)	(19)	18	(51)

Cash Flows From Financing Activities
Increase in commercial paper, net	77	—	—	—	77
Decrease in other debt, net	—	—	(13)	—	(13)
Contributions from members	—	—	18	(18)	—
Net cash flows provided by financing activities	77	—	5	(18)	64

Net Decrease in Cash and Cash Equivalents	—	(1)	(3)	—	(4)
Cash and Cash Equivalents at Beginning of Period	—	12	31	—	43
Cash and Cash Equivalents at End of Period	$—	$11	$28	$—	$39

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(82)	$(104)	$(65)	$169	$(82)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	65	4	—	69
Undistributed equity in losses (income) of affiliates, net	64	3	96	(169)	(6)
Changes in operating working capital	(25)	(69)	(40)	—	(134)
Other operating cash flow activity	(126)	145	3	—	22
Net cash flows provided by (used in) operating activities	(169)	40	(2)	—	(131)

Cash Flows From Investing Activities
Capital and investment expenditures	—	(21)	(13)	—	(34)
Investments in and advances to Q-Chem	—	—	(25)	—	(25)
Other investing cash flow activity	(28)	—	—	28	—
Net cash flows used in investing activities	(28)	(21)	(38)	28	(59)

Cash Flows From Financing Activities
Increase in commercial paper, net	165	—	—	—	165
Increase in secured borrowings, net	—	—	10	—	10
Increase in other debt, net	—	—	2	—	2
Contributions from members	32	—	28	(28)	32
Net cash flows provided by financing activities	197	—	40	(28)	209

Net Increase in Cash and Cash Equivalents	—	19	—	—	19
Cash and Cash Equivalents at Beginning of Period	—	9	30	—	39
Cash and Cash Equivalents at End of Period	$—	$28	$30	$—	$58

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes preceding this discussion, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

	Three months ended March 31,
Millions	2004	2003
Income (loss) before interest and taxes
Olefins & Polyolefins	$103	$(75)
Aromatics & Styrenics	14	3
Specialty Products	15	10
Corporate & Other	(5)	(4)
Consolidated	127	(66)
Net interest expense and income taxes	(19)	(16)
Net income (loss)	$108	$(82)

Net income for the three-month period ended March 31, 2004 was $108 million, representing a $190 million improvement over the $82 million loss recorded in the same three-month period in 2003.  Consolidated net sales revenues increased in the 2004 period on higher overall sales prices and volumes, while equity earnings improved $21 million, primarily attributable to increased earnings from Q-Chem and Saudi Chevron Phillips.  Cost of Goods Sold remained constant despite the increase in sales volumes, benefiting primarily from lower energy prices in the 2004 period.

Included in first-quarter 2003 results were $4 million of charges to Selling, General and Administrative expense for CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals related to CPChem’s facilities and $3 million of accelerated depreciation related to the fourth-quarter 2003 closure of the UDEX benzene extraction unit at the Port Arthur, Texas facility.

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended March 31,
Millions	2004	2003
Income (loss) before interest and taxes	$103	$(75)

Income before interest and taxes for Olefins & Polyolefins totaled $103 million in the first quarter of 2004, representing an increase of $178 million when compared with the first quarter of 2003.  Higher revenues from increased overall sales prices and volumes were partially offset by higher feedstock costs due to the increased volumes.  Earnings from all product lines were higher in the 2004 period.  Equity earnings also increased, primarily driven by improved results from Q-Chem.  Included in first-quarter 2003 results were $4 million of charges for the ChevronTexaco and ConocoPhillips legal settlements and accruals.

Aromatics & Styrenics

	Three months ended March 31,
Millions	2004	2003
Income before interest and taxes	$14	$3

Income before interest and taxes for Aromatics & Styrenics totaled $14 million in the three months ended March 31, 2004 compared with $3 million in the 2003 period.  Improved results in the 2004 period were partially attributable to the actions taken in 2003 to close the UDEX benzene extraction unit and idle the cumene plant in Port Arthur, Texas.  Included in the 2003 period results was
$3 million of accelerated depreciation related to the closure of the UDEX unit.  Excluding the effect of the closure of the UDEX unit and the idling of the cumene plant, revenues increased across most product lines as a result of higher sales prices.  Earnings also benefited in 2004 from lower energy prices and higher equity earnings from Saudi Chevron Phillips.  Earnings from paraxylene were down due to lower sales volumes and higher feedstock costs.

Specialty Products

	Three months ended March 31,
Millions	2004	2003
Income before interest and taxes	$15	$10

Income before interest and taxes for Specialty Products was $15 million in the three-month period ended March 31, 2004 compared with $10 million in the same period in 2003.  Earnings for Specialty Chemicals improved, benefiting from higher average sales volumes and prices, partially offset by increased product costs attributable to foreign currency fluctuations and higher feedstock costs and utility expense.

Corporate & Other

	Three months ended March 31,
Millions	2004	2003
Income (loss) before interest and taxes	$(5)	$(4)

Outlook

The petrochemicals industry continues to focus on improving margins and increasing sales volumes as the economy shows signs of recovery.  Various industry analysts and consultants predict that while U.S. economic growth will accelerate in 2004, U.S. commodity chemicals consumption will be driven by recovery in the U.S. manufacturing sector, which is expected to follow improvement in the overall economy.  Excess manufacturing capacity for certain product lines continues, resulting in lower margins and operating rates.  High energy and feedstock costs generally have kept operating costs high compared to historical levels.  Results from CPChem’s joint ventures in the Middle East are continuing to improve, due in part to good market conditions in Asia, favorable local feedstock costs and increasing sales from Q-Chem.

Liquidity and Capital Resources

Cash balances were $39 million at March 31, 2004 and $43 million at December 31, 2003, of which $28 million and $31 million, respectively, were held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing its commercial paper program for daily operating requirements.

Operating Activities

Cash used in operating activities totaled $17 million during the first three months of 2004 compared with $131 million of cash used during the same period in 2003.  The improvement was driven primarily by higher earnings, partially offset by a higher net increase in operating working capital in the 2004 period as compared with the 2003 period.

Investing Activities

Capital and investment expenditures totaled $43 million during the first three months of 2004, compared with $34 million in the prior-year period.  Approximately $33 million of 2004 expenditures were invested in Olefins & Polyolefins, $7 million in Aromatics & Styrenics, $2 million in Specialty Products and the remaining $1 million in corporate-level expenditures.  In addition, CPChem subscribed to $9 million of additional shares of Q-Chem.  For the year 2004, CPChem expects to invest a total of approximately $265 million in capital and investment expenditures, to advance Q-Chem a total of approximately $30 million and to subscribe to a total of $19 million of shares of Q-Chem.  CPChem advanced Q-Chem $25 million in the first quarter of 2003.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the commitments to Q-Chem and for a discussion of a contingent funding commitment to Saudi Chevron Phillips.

Financing Activities

Cash provided by financing activities totaled $64 million in the first three months of 2004 compared with $209 million in the prior-year period.  Financing activities included a $77 million increase in commercial paper balances outstanding in the first quarter of 2004 and a $165 million increase in the first quarter of 2003.  Activities in the 2003 period also included $32 million of contributions from members.

CPChem had $300 million of short-term borrowings outstanding at March 31, 2004 under its trade receivables securitization program.  The trade receivables securitization agreement expires on May 18, 2004. CPChem has commitments from banks, subject to final documentation, to renew the receivables securitization agreement for an additional 364 days on terms substantially identical to the current agreement.

CPChem has a $400 million 364-day credit facility and a $400 million three-year credit facility with various banks that are used to provide backup committed credit for the commercial paper program.  There were no borrowings outstanding under either credit agreement at March 31, 2004.  The facilities expire on August 26, 2004 and August 28, 2005, respectively.  CPChem intends to replace the current 364-day and three-year credit agreements with new facilities prior to August 26, 2004.

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

Other

Contingent Liabilities.  See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of contingent liabilities.

New Accounting Pronouncements.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates” or other words and phrases of similar meaning.  Where CPChem expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business, plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants, prices of feedstocks, energy and products, force majeure events, accidents, labor relations, political risks, terrorist acts, war, changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof, regulatory decisions relating to taxes, the environment and human resources, the global economy, results of financing efforts and overall financial market conditions.  All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2003.  CPChem believes its exposure to market risk has not changed materially at March 31, 2004.

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

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

(b)         Reports on Form 8-K - none

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: May 6, 2004	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller