Form 10-Q
period 2004-06-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2004-08-03
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Yes ☐                                                             No ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003
Revenue
Net sales	$2,091	$1,701	$4,084	$3,497
Equity in income of affiliates, net	44	16	71	22
Other income	21	13	40	31
Total revenue	2,156	1,730	4,195	3,550

Costs and Expenses
Cost of goods sold	1,922	1,539	3,720	3,314
Selling, general and administrative	106	127	210	227
Research and development	11	12	21	23
Total costs and expenses	2,039	1,678	3,951	3,564

Income (Loss) Before Interest and Taxes	117	52	244	(14)

Interest income	2	3	4	4
Interest expense	(19)	(19)	(37)	(35)

Income (Loss) Before Taxes	100	36	211	(45)

Income taxes	(3)	(1)	(6)	(2)

Net Income (Loss)	97	35	205	(47)

Distributions on members’ preferred interests	(5)	(5)	(11)	(11)

Income (Loss) Attributed to Members’ Interests	$92	$30	$194	$(58)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	June 30, 2004	December 31, 2003

ASSETS

Current assets
Cash and cash equivalents	$42	$43
Accounts receivable, net	1,041	862
Inventories	654	700
Other current assets	19	31
Total current assets	1,756	1,636

Property, plant and equipment, net	3,815	3,864
Investments in and advances to affiliates	759	673
Other assets and deferred charges	69	69

Total Assets	$6,399	$6,242

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$761	$667
Accrued income and other taxes	44	54
Secured borrowings and other debt	201	314
Other current liabilities	160	149
Total current liabilities	1,166	1,184

Long-term debt	1,243	1,189
Other liabilities and deferred credits	107	109

Total liabilities	2,516	2,482

Members’ preferred interests	250	250

Members’ capital	3,606	3,478
Accumulated other comprehensive income	27	32

Total Liabilities and Members’ Equity	$6,399	$6,242

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
Millions	2004	2003

Cash Flows From Operating Activities
Net income (loss)	$205	$(47)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	139	140
Undistributed equity in income of affiliates, net	(59)	(17)
Changes in operating working capital	(34)	(107)
Other operating cash flow activity	1	34
Net cash flows provided by operating activities	252	3

Cash Flows From Investing Activities
Capital and investment expenditures	(100)	(83)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	(18)	(76)
Net cash flows used in investing activities	(118)	(159)

Cash Flows From Financing Activities
Increase in commercial paper, net	54	140
Increase (decrease) in secured borrowings, net	(100)	10
Decrease in other debt, net	(14)	—
Distributions on members’ preferred interests	(39)	—
Other distributions to members	(36)	—
Contributions from members	—	32
Net cash flows provided by (used in) financing activities	(135)	182

Net Increase (Decrease) in Cash and Cash Equivalents	(1)	26
Cash and Cash Equivalents at Beginning of Period	43	39

Cash and Cash Equivalents at End of Period	$42	$65

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2003.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods may have been reclassified in order to conform to the current reporting presentation.  Results for the three and six month periods ended June 30, 2004 are not necessarily indicative of future financial performance.

Note 2.          New Accounting Pronouncements

Effective January 1, 2004, CPChem adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both a liability and of equity.  Generally, it requires that an issuer classify such financial instruments as liabilities because they embody an obligation of the issuer.  Because CPChem has no financial instruments outstanding that fall within the scope of this new standard, implementation of this standard did not have an impact on consolidated results of operations, financial position or liquidity.  CPChem’s outstanding preferred members’ interests currently do not fall within the scope of this standard because they contain redemption provisions that create a conditional, rather than mandatory, obligation of CPChem.  In the event that CPChem’s ratio of debt to total capitalization reaches a stated level, a portion of the outstanding preferred members’ interests will be reclassified as a liability.

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

Note 3.          Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003

Net income (loss)	$97	$35	$205	$(47)
Foreign currency translation adjustments	(2)	5	(5)	9
Minimum pension liability adjustment	—	—	—	(3)
Comprehensive income (loss)	$95	$40	$200	$(41)

Note 4.          Postretirement Benefits Information

CPChem expects to contribute a minimum of $39 million to its pension plans for employee pension benefits during 2004.  No such contributions were made during the first half of 2004.

Net periodic benefit costs for pension and other postretirement benefits follow:

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003
Pension Benefit Costs
Service cost on benefits earned	$6	$6	$11	$11
Interest cost on projected benefit obligations	4	5	9	9
Expected return on plan assets	(3)	(3)	(6)	(5)
Amortization of prior service costs	3	3	6	6
Net actuarial loss	1	—	1	—
Net periodic benefit cost	$11	$11	$21	$21

Other Postretirement Benefit Costs
Service cost on benefits earned	$1	$1	$1	$2
Interest cost on projected benefit obligations	1	2	2	3
Expected return on plan assets	(1)	—	(1)	—
Amortization of prior service costs	1	—	2	1
Net periodic benefit cost	$2	$3	$4	$6

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income tax calculated at specified rates based on CPChem’s estimate of federal taxable income.  In the second quarter of 2004, CPChem made a $36 million tax distribution to its members.  In addition, a $30 million tax distribution was accrued in Other Current Liabilities at June 30, 2004 and will be paid in the third quarter of 2004.

Note 6.          Investments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1998 to develop a petrochemical complex in Qatar.  The complex has commenced commercial operation and is in the final stages of project completion.  Q-Chem fully utilized the $750 million available under its 1999 senior bank financing agreement for the construction of the complex.  CPChem is required to fund any remaining construction costs, initial working capital requirements, and certain operating and debt service reserve fund requirements through advances under a subordinated loan agreement with Q-Chem.  No advances were made during the first six months of 2004 under the subordinated loan agreement.  Under the terms of the agreement, CPChem expects to advance Q-Chem approximately $10 million in 2004.  The obligation to make advances under the subordinated loan agreement will terminate upon completion of the facilities, as defined in the bank financing agreements.  It is expected that project completion will be achieved by October 31, 2004.

Under the terms of a bank financing completion guarantee, the banks have the right to demand from each Q-Chem co-venturer, on a pro rata basis, funds to cover the debt service requirements of Q-Chem that are due after August 1, 2003 until project completion.  CPChem subscribed to $18 million of additional shares of Q-Chem in the first six months of 2004 to fund its 49% share of the debt service requirements of Q-Chem that were due in that period.  Furthermore, if the project is not completed on time, the banks have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest.  The banks have recently unanimously agreed to extend the project completion deadline from August 31, 2004 to October 31, 2004.  After the project is completed, the bank financing is non-recourse with respect to the co-venturers, with the exception of the contingent obligations described below.  Total principal and interest outstanding under Q-Chem’s bank financing was $677 million at June 30, 2004.

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

CPChem records its 49% share of Q-Chem’s operating results using the equity method.  Q-Chem is considered to be a VIE under the provisions of FIN No. 46(R).  CPChem’s maximum exposure to loss per FIN No. 46(R) was $672 million at June 30, 2004.  This amount represents the total of CPChem’s carrying value of its investment in Q-Chem, advances and related interest receivable from Q-Chem under the subordinated loan agreement and CPChem’s pro rata share of Q-Chem’s outstanding bank financing and associated accrued interest.  CPChem believes the likelihood of incurring any substantial portion of the stated maximum exposure to loss is remote.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (Saudi Chevron Phillips) is a joint venture company that owns facilities in Al Jubail, Saudi Arabia.  Saudi Chevron Phillips was financed with loans from commercial banks and a Saudi Arabian governmental agency.  The loans are payable in semiannual installments and mature in 2008.  At June 30, 2004, Chevron Phillips Chemical Company LLC and the Saudi Arabian co-venturer each had a several obligation of up to $25 million to fund debt service requirements in the event Saudi Chevron Phillips had insufficient cash to pay its debt service requirements.  In addition, the subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in Saudi Chevron Phillips, along with the other co-venturer, have each also guaranteed their respective 50% share of certain loans payable by Saudi Chevron Phillips to a Saudi Arabian governmental agency.  Chevron Phillips Chemical Company LLC is not a party to this guarantee.  These loans totaled $80 million (gross) at June 30, 2004.  CPChem believes it is unlikely that any funding under the debt service obligation or the guarantee will be required.

Jubail Chevron Phillips Company

Jubail Chevron Phillips Company (JCP), a 50%-owned joint venture company, was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia.  The 1.6 billion-pound-per-year facility, to be built on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips, will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer process units.  Construction of the JCP facility will be in conjunction with an expansion of Saudi Chevron Phillips’ benzene plant, together called “the JCP Project.”  Approval of the estimated $1.2 billion project was granted by CPChem’s Board of Directors and the co-venturer in 2004, with construction expected to begin in mid-2005.  Operational start-up is anticipated in late 2007.  The project will be financed through equity contributions and subordinated loans from the co-venturers, and limited recourse loans from commercial banks and Saudi Arabian governmental agencies.

Summarized Financial Information

Summarized financial information, shown at 100%, for Q-Chem, Saudi Chevron Phillips and all other equity investments of CPChem in the aggregate follows:

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003

Q-Chem
Revenues	$70	$12	$133	$12
Income (loss) before income taxes	29	(15)	47	(21)
Net income (loss)	29	(15)	47	(21)

Saudi Chevron Phillips
Revenues	148	117	259	210
Income before income taxes	60	44	93	68
Net income	60	44	93	68

Other equity investments
Revenues	219	171	424	327
Income (loss) before income taxes	2	(1)	7	—
Net income (loss)	1	(1)	5	(1)

Note 7.          Trade Receivables Securitization

CPChem had $200 million of secured borrowings outstanding at June 30, 2004 and $300 million outstanding at December 31, 2003 under trade receivables securitization agreements.  These borrowings were classified as short-term and were secured by $512 million and $459 million of trade receivables, respectively.  In the second quarter of 2004, CPChem renewed its $300 million trade receivables securitization agreement on terms substantially identical to those of the prior agreement.  The new agreement expires on May 17, 2005.

Note 8.          Contingent Liabilities

In the case of known contingent liabilities, CPChem records an undiscounted liability when a loss is probable and the amount can be reasonably estimated.  These liabilities are not reduced for potential insurance recoveries.  If applicable, undiscounted receivables are recorded for probable insurance or other third-party recoveries.  Based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

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

Note 9.          Guarantees and Indemnifications

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

See also Note 6 for a discussion of certain guarantees related to Q-Chem and Saudi Chevron Phillips.

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

Because many of CPChem’s indemnity obligations are not limited in duration or potential monetary exposure, CPChem cannot reasonably calculate the maximum potential amount of future payments that could possibly be paid under the indemnity obligations stemming from all of CPChem’s existing agreements.  In the case of known contingent liabilities, however, CPChem records an undiscounted liability when a loss is probable and the amount can be reasonably estimated.

CPChem is not aware of the occurrence of any triggering event or condition that would have a material adverse impact on consolidated results of operations, financial position or liquidity as a result of an indemnity obligation arising from such triggering event or condition.

Note 10.    Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended June 30, 2004
Net sales – external	$1,258	$708	$125	$—	$2,091
Net sales – inter-segment	59	—	1	(60)	—
Income (loss) before interest & taxes	56	48	19	(6)	117

Three months ended June 30, 2003
Net sales – external	1,010	590	101	—	1,701
Net sales – inter-segment	77	34	1	(112)	—
Income (loss) before interest & taxes	35	20	10	(13)	52

Six months ended June 30, 2004
Net sales – external	2,497	1,347	240	—	4,084
Net sales – inter-segment	120	—	1	(121)	—
Income (loss) before interest & taxes	159	62	34	(11)	244

Six months ended June 30, 2003
Net sales – external	2,036	1,260	201	—	3,497
Net sales – inter-segment	145	76	1	(222)	—
Income (loss) before interest & taxes	(40)	23	20	(17)	(14)

Total assets – June 30, 2004	3,870	1,915	486	128	6,399
Total assets – December 31, 2003	3,746	1,849	496	151	6,242

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,861	$356	$(126)	$2,091
Equity in income of affiliates, net	118	1	89	(164)	44
Other income	—	15	21	(15)	21
Total revenue	118	1,877	466	(305)	2,156

Costs and Expenses
Cost of goods sold	—	1,715	322	(115)	1,922
Selling, general and administrative	—	111	21	(26)	106
Research and development	—	11	—	—	11
Total costs and expenses	—	1,837	343	(141)	2,039

Income Before Interest and Taxes	118	40	123	(164)	117

Interest income	—	5	2	(5)	2
Interest expense	(21)	(1)	(2)	5	(19)

Income Before Taxes	97	44	123	(164)	100

Income taxes	—	—	(3)	—	(3)

Net Income	97	44	120	(164)	97

Distributions on members’ preferred interests	(5)	—	—	—	(5)

Income Attributed to Members’ Interests	$92	$44	$120	$(164)	$92

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,494	$296	$(89)	$1,701
Equity in income of affiliates, net	55	2	53	(94)	16
Other income	—	15	10	(12)	13
Total revenue	55	1,511	359	(195)	1,730

Costs and Expenses
Cost of goods sold	—	1,339	282	(82)	1,539
Selling, general and administrative	—	124	22	(19)	127
Research and development	—	12	—	—	12
Total costs and expenses	—	1,475	304	(101)	1,678

Income Before Interest and Taxes	55	36	55	(94)	52

Interest income	—	3	3	(3)	3
Interest expense	(20)	(1)	(1)	3	(19)

Income Before Taxes	35	38	57	(94)	36

Income taxes	—	—	(1)	—	(1)

Net Income	35	38	56	(94)	35

Distributions on members’ preferred interests	(5)	—	—	—	(5)

Income Attributed to Members’ Interests	$30	$38	$56	$(94)	$30

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$3,656	$687	$(259)	$4,084
Equity in income of affiliates, net	246	1	185	(361)	71
Other income	—	30	43	(33)	40
Total revenue	246	3,687	915	(653)	4,195

Costs and Expenses
Cost of goods sold	—	3,343	616	(239)	3,720
Selling, general and administrative	—	219	44	(53)	210
Research and development	—	21	—	—	21
Total costs and expenses	—	3,583	660	(292)	3,951

Income Before Interest and Taxes	246	104	255	(361)	244

Interest income	—	9	4	(9)	4
Interest expense	(41)	(1)	(4)	9	(37)

Income Before Taxes	205	112	255	(361)	211

Income taxes	—	—	(6)	—	(6)

Net Income	205	112	249	(361)	205

Distributions on members’ preferred interests	(11)	—	—	—	(11)

Income Attributed to Members’ Interests	$194	$112	$249	$(361)	$194

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$3,095	$614	$(212)	$3,497
Equity in income (loss) of affiliates, net	(9)	(1)	(43)	75	22
Other income	—	43	42	(54)	31
Total revenue	(9)	3,137	613	(191)	3,550

Costs and Expenses
Cost of goods sold	—	2,937	572	(195)	3,314
Selling, general and administrative	—	248	50	(71)	227
Research and development	—	23	—	—	23
Total costs and expenses	—	3,208	622	(266)	3,564

Income (Loss) Before Interest and Taxes	(9)	(71)	(9)	75	(14)

Interest income	—	6	4	(6)	4
Interest expense	(38)	(1)	(2)	6	(35)

Income (Loss) Before Taxes	(47)	(66)	(7)	75	(45)

Income taxes	—	—	(2)	—	(2)

Net Income (Loss)	(47)	(66)	(9)	75	(47)

Distributions on members’ preferred interests	(11)	—	—	—	(11)

Income (Loss) Attributed to Members’ Interests	$(58)	$(66)	$(9)	$75	$(58)

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

June 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$7	$35	$—	$42
Accounts receivable, net	205	724	838	(726)	1,041
Inventories	—	501	153	—	654
Other current assets	1	12	6	—	19
Total current assets	206	1,244	1,032	(726)	1,756
Property, plant and equipment, net	—	3,489	326	—	3,815
Investments in and advances to affiliates	6,114	65	5,617	(11,037)	759
Other assets and deferred charges	20	1,221	28	(1,200)	69
Total Assets	$6,340	$6,019	$7,003	$(12,963)	$6,399

Current liabilities
Accounts payable	$31	$861	$595	$(726)	$761
Secured borrowings and other debt	—	1	200	—	201
Other current liabilities	47	136	21	—	204
Total current liabilities	78	998	816	(726)	1,166
Long-term debt	1,234	9	—	—	1,243
Other liabilities and deferred credits	1,172	103	32	(1,200)	107
Total liabilities	2,484	1,110	848	(1,926)	2,516
Members’ preferred interests	250	—	—	—	250
Members’ capital	3,606	4,909	6,128	(11,037)	3,606
Accumulated other comprehensive income	—	—	27	—	27
Total Liabilities and Members’ Equity	$6,340	$6,019	$7,003	$(12,963)	$6,399

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

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$205	$112	$249	$(361)	$205
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	128	11	—	139
Undistributed equity in income of affiliates, net	(243)	(1)	(173)	358	(59)
Changes in operating working capital	19	(95)	42	—	(34)
Other operating cash flow activity	70	(69)	—	—	1
Net cash flows provided by operating activities	51	75	129	(3)	252

Cash Flows From Investing Activities
Capital and investment expenditures	—	(79)	(21)	—	(100)
Investments in and advances to Q-Chem	—	—	(18)	—	(18)
Other investing cash flow activity	(30)	—	—	30	—
Net cash flows used in investing activities	(30)	(79)	(39)	30	(118)

Cash Flows From Financing Activities
Increase in commercial paper, net	54	—	—	—	54
Decrease in secured borrowings, net	—	—	(100)	—	(100)
Decrease in other debt, net	—	(1)	(13)	—	(14)
Distributions on members’ preferred interests	(39)	—	—	—	(39)
Other distributions to members	(36)	—	—	—	(36)
Contributions from members	—	—	27	(27)	—
Net cash flows used in financing activities	(21)	(1)	(86)	(27)	(135)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(5)	4	—	(1)
Cash and Cash Equivalents at Beginning of Period	—	12	31	—	43
Cash and Cash Equivalents at End of Period	$—	$7	$35	$—	$42

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(47)	$(66)	$(9)	$75	$(47)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	132	8	—	140
Undistributed equity in losses (income) of affiliates, net	9	1	48	(75)	(17)
Changes in operating working capital	(10)	(54)	(43)	—	(107)
Other operating cash flow activity	(35)	63	6	—	34
Net cash flows provided by (used in) operating activities	(83)	76	10	—	3

Cash Flows From Investing Activities
Capital and investment expenditures	—	(61)	(22)	—	(83)
Investments in and advances to Q-Chem	—	—	(76)	—	(76)
Other investing cash flow activity	(89)	—	—	89	—
Net cash flows used in investing activities	(89)	(61)	(98)	89	(159)

Cash Flows From Financing Activities
Increase in commercial paper, net	140	—	—	—	140
Increase in secured borrowings, net	—	—	10	—	10
Contributions from members	32	—	89	(89)	32
Net cash flows provided by financing activities	172	—	99	(89)	182

Net Increase in Cash and Cash Equivalents	—	15	11	—	26
Cash and Cash Equivalents at Beginning of Period	—	9	30	—	39
Cash and Cash Equivalents at End of Period	$—	$24	$41	$—	$65

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

Results of Operations

Millions	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Income (loss) before interest and taxes
Olefins & Polyolefins	$56	$35	$159	$(40)
Aromatics & Styrenics	48	20	62	23
Specialty Products	19	10	34	20
Corporate & Other	(6)	(13)	(11)	(17)
Consolidated	117	52	244	(14)
Net interest expense and income taxes	(20)	(17)	(39)	(33)
Net income (loss)	$97	$35	$205	$(47)

Net income for the three-month period ended June 30, 2004 was $97 million compared with $35 million during the same three-month period in 2003.  Consolidated net sales revenues increased in the 2004 period on higher overall sales prices and volumes, while equity earnings improved $28 million, primarily attributable to increased earnings from Q-Chem and Saudi Chevron Phillips.  Other income rose due to higher licensing and commission income.  Cost of Goods Sold increased as a result of higher overall sales volumes and feedstock costs.  Selling, General and Administrative (SG&A) was lower in 2004, as 2003 included certain legal and employee termination benefit charges described below.

Net income for the first six months of 2004 was $205 million, representing a $252 million improvement over the $47 million loss recorded in the same period in 2003.  Consolidated net sales revenues increased in the 2004 period on higher overall sales prices and volumes, while equity earnings improved $49 million.  Cost of Goods Sold rose, primarily due to the increase in sales volumes.  SG&A was lower in 2004, as 2003 included certain legal and employee termination benefit charges described below.

Included in 2003 results were charges to SG&A expense for CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities ($9 million for the three months and $13 million for the six months) and employee termination benefit charges totaling $9 million recorded in the second quarter in connection with announced workforce reductions.  Also included in 2003 results was accelerated depreciation related to the closure of the UDEX benzene extraction unit at CPChem’s Port Arthur, Texas facility in October 2003 ($3 million for the three months and $6 million for the six months).

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003
Income (loss) before interest and taxes	$56	$35	$159	$(40)

Income before interest and taxes for Olefins & Polyolefins totaled $56 million in the second quarter of 2004 compared with $35 million in the prior-year period.  Higher revenues, primarily due to increased overall sales volumes, were partially offset by higher feedstock and turnaround costs.  Equity earnings also increased, driven primarily by improved results from Q-Chem.  Increased earnings from polyethylene and normal alpha olefins/polyalpha olefins were partially offset by lower earnings from ethylene.

Olefins & Polyolefins income before interest and taxes totaled $159 million for the six months of 2004, representing an increase of $199 million when compared to the same-period loss of $40 million in 2003.  Higher revenues from increased overall sales prices and volumes were partially offset by higher feedstock costs.  Earnings from most product lines, primarily ethylene, polyethylene and natural gas liquids, were higher in the 2004 period.  Equity earnings also increased, driven by improved results from Q-Chem.

Included in 2003 earnings were charges for the ChevronTexaco and ConocoPhillips legal settlements and accruals totaling $9 million for the three-month period and $13 million for the six-month period.

Aromatics & Styrenics

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003
Income before interest and taxes	$48	$20	$62	$23

Income before interest and taxes for Aromatics & Styrenics totaled $48 million in the second quarter of 2004 compared with $20 million in the prior-year period.  Revenues increased across most product lines as a result of higher sales prices.  Earnings improved in 2004 on significantly higher benzene prices.

Aromatics & Styrenics income before interest and taxes totaled $62 million for the six months of 2004 compared with $23 million in the same period in 2003.  Revenues increased across most product lines as a result of higher sales prices.  Earnings benefited in 2004 primarily from higher benzene prices.  Paraxylene earnings were down due to lower margins, primarily the result of higher feedstock costs.  Improved results in the 2004 period were also partially attributable to the actions taken in 2003 to close the UDEX unit and idle the Port Arthur cumene plant.

Included in 2003 results was accelerated depreciation related to the closure of the UDEX unit totaling $3 million for the three-month period and $6 million for the six-month period.

Specialty Products

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003
Income before interest and taxes	$19	$10	$34	$20

Income before interest and taxes for Specialty Products was $19 million in the three-month period ended June 30, 2004 compared with $10 million in the same period in 2003, and $34 million compared with $20 million for the six-month periods in 2004 and 2003, respectively.  Earnings for Ryton® polyphenylene sulfide polymers increased in both 2004 periods primarily due to higher sales volumes and lower operating expenses.  Specialty Chemicals’ earnings increased in the 2004 periods due to higher margins and sales volumes.

Corporate & Other

	Three months ended June 30,		Six months ended June 30,
Millions	2004	2003	2004	2003
Income (loss) before interest and taxes	$(6)	$(13)	$(11)	$(17)

Corporate and Other included employee termination benefit charges totaling $9 million recorded in the second quarter of 2003 in connection with announced workforce reductions.

Outlook

CPChem maintains its focus on operational reliability, improving margins and increasing sales volumes as the global economy shows signs of recovery.  Various industry analysts and consultants predict that while U.S. economic growth will accelerate in 2004, U.S. commodity chemicals consumption will be driven by recovery in the U.S. manufacturing sector, which is expected to follow improvement in the overall economy.  Excess manufacturing capacity for most product lines continues to result in compressed margins and curtailed overall operating rates.  While higher sales volumes and prices have bolstered CPChem’s earnings in the first half of 2004, persistent high energy and feedstock costs have also limited margin gains.  Results from CPChem’s joint ventures in the Middle East continue to improve, due in part to good market conditions in Asia and favorable local feedstock costs, as well as increasing sales volumes from Q-Chem.

Liquidity and Capital Resources

Cash balances were $42 million at June 30, 2004 and $43 million at December 31, 2003, of which $35 million and $31 million, respectively, were held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $252 million during the first six months of 2004 compared with $3 million during the same period in 2003. The improvement was driven primarily by higher earnings in 2004.

Investing Activities

Capital and investment expenditures totaled $100 million during the first six months of 2004, compared with $83 million in the prior-year period.  Approximately $77 million of 2004 expenditures was invested in Olefins & Polyolefins, $17 million in Aromatics & Styrenics, $4 million in Specialty Products and the remaining $2 million in corporate-level expenditures.  In addition, CPChem subscribed to $18 million of shares of Q-Chem in the 2004 period.  In the first six months of 2003, CPChem advanced $76 million to Q-Chem.  There were no such advances in 2004.

For the year 2004, CPChem expects to invest a total of approximately $250 million in capital and investment expenditures, to advance Q-Chem a total of approximately $10 million, and to subscribe to a total of $18 million of shares of Q-Chem.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the commitments to Q-Chem and for a discussion of a contingent funding commitment to Saudi Chevron Phillips.

Financing Activities

Cash used in financing activities totaled $135 million in the first six months of 2004 compared to $182 million provided by financing activities in the prior-year period.  Commercial paper balances outstanding increased $54 million during the 2004 period compared with a $140 million increase during the 2003 period.  Secured borrowings under the accounts receivable securitization program decreased $100 million during 2004.  Also included in 2004 financing activities were $39 million of distributions on members’ preferred interests and $36 million of distributions to members to fund the members’ estimated federal and state income tax liability attributable to CPChem.  Activities in the 2003 period included $32 million of contributions from members.

In the second quarter of 2004, CPChem renewed its $300 million trade receivables securitization agreement on terms substantially identical to those of the prior agreement.  The new agreement expires on May 17, 2005.  At June 30, 2004, $200 million was outstanding under the agreement.

On July 30, 2004, CPChem entered into an $800 million five-year credit facility with various banks that is used to provide backup committed credit for the commercial paper program.  Effective with the closing of the new credit facility, CPChem terminated the existing $400 million 364-day and $400 million three-year credit facilities.  The new credit agreement contains substantially the same terms as the terminated three-year agreement.  There were no borrowings outstanding under either of the terminated credit agreements at June 30, 2004.

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

Other

Contingent Liabilities.  See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of contingent liabilities.

New Accounting Pronouncements.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates” or other words and phrases of similar meaning.  Where CPChem expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  The more significant factors that, if erroneous, could cause actual results to differ materially from those expressed include, among others: the timing and duration of periods of expansion and contraction within the chemicals business; plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants; prices of feedstocks, energy and products; force majeure events; accidents; labor relations; political risks; terrorist acts; war; changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof; regulatory decisions relating to taxes, the environment and human resources; the global economy; results of financing efforts; and overall financial market conditions.  All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2003.  CPChem believes its exposure to market risk has not changed materially at June 30, 2004.

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

10.1

Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi Ltd., and certain lenders from time to time thereto, dated as of July 30, 2004

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

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: August 3, 2004	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller