Form 10-Q
period 2004-09-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2004-10-28
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐        No ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003
Revenue
Net sales	$2,534	$1,702	$6,618	$5,199
Equity in income of affiliates, net	73	3	144	25
Other income	22	23	62	54
Total revenue	2,629	1,728	6,824	5,278

Costs and Expenses
Cost of goods sold	2,286	1,550	6,006	4,864
Selling, general and administrative	106	114	316	341
Research and development	10	21	31	44
Total costs and expenses	2,402	1,685	6,353	5,249

Income Before Interest and Taxes	227	43	471	29

Interest income	2	2	6	6
Interest expense	(19)	(19)	(56)	(54)

Income (Loss) Before Taxes	210	26	421	(19)

Income taxes	(5)	(1)	(11)	(3)

Net Income (Loss)	205	25	410	(22)

Distributions on members’ preferred interests	(6)	(6)	(17)	(17)

Income (Loss) Attributed to Members’ Interests	$199	$19	$393	$(39)

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$32	$43
Accounts receivable, net	1,252	862
Inventories	648	700
Other current assets	37	31
Total current assets	1,969	1,636

Property, plant and equipment, net	3,785	3,864
Investments in and advances to affiliates	853	673
Other assets and deferred charges	71	69

Total Assets	$6,678	$6,242

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$808	$667
Accrued income and other taxes	61	54
Secured borrowings and other debt	206	314
Other current liabilities and deferred credits	205	149
Total current liabilities	1,280	1,184

Long-term debt	1,337	1,189
Other liabilities and deferred credits	101	109

Total liabilities	2,718	2,482

Members’ preferred interests	175	250

Members’ capital	3,753	3,478
Accumulated other comprehensive income	32	32

Total Liabilities and Members’ Equity	$6,678	$6,242

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
Millions	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$410	$(22)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	210	225
Undistributed equity in income of affiliates, net	(132)	(14)
Changes in operating working capital	(169)	(90)
Other operating cash flow activity	(15)	30
Net cash flows provided by operating activities	304	129

Cash Flows From Investing Activities
Capital and investment expenditures	(145)	(152)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	(28)	(94)
Other investing cash flow activity	6	1
Net cash flows used in investing activities	(167)	(245)

Cash Flows From Financing Activities
Increase in commercial paper, net	148	74
Increase (decrease) in secured borrowings, net	(100)	10
Increase (decrease) in other debt, net	(8)	3
Redemptions of members’ preferred interests	(75)	—
Distributions on members’ preferred interests	(47)	—
Other distributions to members	(66)	—
Contributions from members	—	32
Net cash flows provided by (used in) financing activities	(148)	119

Net Increase (Decrease) in Cash and Cash Equivalents	(11)	3
Cash and Cash Equivalents at Beginning of Period	43	39

Cash and Cash Equivalents at End of Period	$32	$42

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2003.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.  Results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of future financial performance.

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

Note 3.  Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003

Net income (loss)	$205	$25	$410	$(22)
Foreign currency translation adjustments	5	5	—	14
Minimum pension liability adjustment	—	—	—	(3)
Comprehensive income (loss)	$210	$30	$410	$(11)

Note 4.  Postretirement Benefits Information

CPChem expects to contribute a minimum of $40 million to its pension plans for pension benefits during 2004.  Contributions totaling $15 million were made during the first nine months of 2004.

Net periodic benefit costs for pension and other postretirement benefits follow:

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003
Pension Benefit Costs
Service cost on benefits earned	$5	$5	$16	$16
Interest cost on projected benefit obligations	5	4	14	13
Expected return on plan assets	(3)	(2)	(9)	(7)
Amortization of prior service costs	3	3	9	9
Net actuarial loss	—	—	1	—
Net periodic benefit cost	$10	$10	$31	$31

Other Postretirement Benefit Costs
Service cost on benefits earned	$1	$—	$2	$2
Interest cost on projected benefit obligations	—	1	2	4
Expected return on plan assets	—	—	(1)	—
Amortization of prior service costs	1	1	3	2
Net actuarial loss	—	1	—	1
Net periodic benefit cost	$2	$3	$6	$9

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income tax calculated at specified rates based on CPChem’s estimate of federal taxable income.  In the nine-month period ended September 30, 2004, CPChem made $66 million of tax distributions to its members.  In addition, a $52 million tax distribution was accrued in Other Current Liabilities at September 30, 2004 and will be paid in the fourth quarter of 2004.

Note 6.  Investments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1998 to develop a petrochemical complex in Qatar.  The complex achieved project completion, as defined in  Q-Chem’s $750 million senior bank financing agreement, on September 16, 2004.  Upon project completion, CPChem’s obligations to advance funds under its subordinated loan agreement with Q-Chem were terminated.  In addition, the completion guarantees under Q-Chem’s senior bank financing were terminated and the bank financing became non-recourse with respect to CPChem.  Prior to achieving project completion, as required by the completion guarantees, CPChem subscribed to $28 million of additional shares of Q-Chem in the first nine months of 2004 to fund its ownership share of the periodic debt service payments of Q-Chem.

CPChem has agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service payments on the bank financing.  CPChem believes it is unlikely that funding under this support agreement will be required.

CPChem also agreed to provide loans to Q-Chem through December 2006 if there is insufficient cash to make Q-Chem’s target debt service payments.  These loans are limited to an amount not greater than lost operating margins resulting from sales volumes being less than design capacity.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem described above are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.  Advances, including accrued interest, to Q-Chem under the subordinated loan agreement totaled $306 million at September 30, 2004.

CPChem records its 49% share of Q-Chem’s operating results using the equity method.  Q-Chem is considered to be a VIE under the provisions of FIN No. 46(R).  CPChem’s maximum exposure to loss per FIN No. 46(R) was $361 million at September 30, 2004.  This amount represents the total of CPChem’s carrying value of its investment in Q-Chem and advances and related interest receivable from Q-Chem under the subordinated loan agreement.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP), a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia, was originally financed with loans from commercial banks and a Saudi Arabian governmental agency.  In July 2004, SCP refinanced its commercial bank loans, and as a result, CPChem’s contingent obligation to fund up to $25 million of SCP’s debt service payments was terminated.  The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, Saudi Industrial Investment Group, have each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency for the duration of the loans.  Chevron Phillips Chemical Company LLC is not a direct party to this guarantee.  These loans totaled $70 million (gross) at September 30, 2004.  CPChem believes it is unlikely that funding under this guarantee will be required.

Jubail Chevron Phillips Company

Jubail Chevron Phillips Company (JCP), a 50%-owned joint venture company, was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia.  The 1.6 billion-pound-per-year facility, to be built on a site adjacent to the existing aromatics complex owned by SCP, will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer processing units.  Construction of the JCP facility will be in conjunction with an expansion of SCP’s benzene plant, together called “the JCP Project.”  Construction is expected to begin in early 2005, with operational start-up anticipated in late 2007.  It is estimated that project completion, as defined in the JCP Project’s financing agreements, will be achieved in the first half of 2008.  The project will be financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”).  Principal and accrued interest outstanding under the commercial bank loans totaled $10 million at September 30, 2004.  No amounts were outstanding at September 30, 2004 under the loan agreements with the Saudi Arabian governmental agencies.

Financial closing of the estimated $1.2 billion JCP Project occurred in July 2004.  Effective with the financial closing and initial borrowings related to the JCP Project, the following commitments and guarantees were granted.

Under the terms of the commercial bank facilities, funding available from the senior debt is limited to 75% of the estimated project costs, as defined.  The JCP co-venturers are obligated to each fund their respective 50% share of the remaining estimated project cost for the JCP Project through equity contributions and/or subordinated loans.  In addition, the co-venturers are obligated to each fund their respective 50% share, through equity contributions and/or subordinated loans, of any project cost incurred in excess of the estimated project cost and of any project cost not funded by senior debt.  These funding obligations terminate upon achieving project completion.

Certain bridge loan guarantees obligate the JCP co-venturers to each repay their respective 50% share of certain commercial bank loans to JCP and SCP if the loans from the first Saudi Arabian governmental agency are not available for borrowings one year after financial closing of the commercial loan facilities.

Under the terms of certain completion guarantees, the commercial bank lenders and the second Saudi Arabian governmental agency have the right to demand from each JCP Project co-venturer, on a pro rata basis, funds to cover the debt service requirements associated with the JCP Project that are due after March 31, 2009 until project completion.  Furthermore, if the project is not completed by March 31, 2010, the commercial bank lenders and the second Saudi Arabian governmental agency have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest.

The subsidiary of CPChem which directly owns the 50% interest in JCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans payable by JCP to the first Saudi Arabian governmental agency for the duration of the loans.  Chevron Phillips Chemical Company LLC is not a direct party to this guarantee.

In addition to the above guarantees, CPChem guaranteed payment to a contractor for certain construction costs of the project, limited to a maximum of $103 million.  CPChem also granted a guarantee, not to exceed $8 million, related to the delivery of stated amounts of JCP’s styrene monomer production to a JCP customer.

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP Project totaled $3 million at September 30, 2004.  CPChem believes it is unlikely that performance under any of the guarantees will be required.  However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Summarized Financial Information

Summarized financial information, shown at 100%, for Q-Chem, SCP and all other equity investments of CPChem in the aggregate follows:

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003

Q-Chem
Revenues	$72	$22	$205	$34
Income (loss) before income taxes	19	(20)	66	(41)
Net income (loss)	19	(20)	66	(41)

Saudi Chevron Phillips Company
Revenues	215	86	474	296
Income before income taxes	112	17	205	85
Net income	112	17	205	85

Other equity investments
Revenues	250	172	674	499
Income before income taxes	17	7	24	7
Net income	16	6	21	5

Note 7.  Trade Receivables Securitization

CPChem had $200 million of secured borrowings outstanding at September 30, 2004 and $300 million outstanding at December 31, 2003 under trade receivables securitization agreements.  These borrowings were classified as short-term and were secured by $629 million and $459 million of trade receivables, respectively.  In the second quarter of 2004, CPChem renewed its $300 million trade receivables securitization agreement on terms substantially identical to those of the prior agreement.  The new agreement expires on May 17, 2005.

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

Electricity Deregulation

Legislation for electricity deregulation for the Electricity Reliability Council of Texas (ERCOT) area was enacted in 1999, allowing retail electricity consumers to choose electricity providers effective January 1, 2002.  This legislation also allows utilities to file an application with the Public Utility Council of Texas (PUCT) for determination and reimbursement of costs, if any, associated with the implementation of this legislation.  Included in these costs are certain environmental expenses and costs associated with stranded assets.  Stranded asset costs are those associated with the utility asset devaluation that may have occurred due to the legislation.  Once determined, these costs are paid by electricity consumers under PUCT-mandated procedures.

CenterPoint Energy Houston Electric LLC (CenterPoint), which previously provided electricity to certain CPChem manufacturing facilities, filed its application for such determination with the PUCT on March 31, 2004.  A number of consumers and organizations representing consumers have intervened in the PUCT proceedings to object to the claims in CenterPoint’s application.  The PUCT has indicated that a portion of Centerpoint’s original claim amount may be granted.  A final ruling is not expected until the fourth quarter of 2004.

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

Note 9.  Guarantees and Indemnifications

Guarantees

CPChem’s headquarters building is leased under a synthetic lease agreement entered into in 2002.  A synthetic lease is a lease that qualifies as an operating lease for financial accounting purposes and as a capital lease for federal tax purposes.  The lease contains a fixed price purchase option and a residual guarantee.  The purchase option price was considered to be the fair market value of the building at the inception of the lease.  If CPChem does not exercise the purchase option upon the expiration of the lease in 2007, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed $27 million.  CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to consolidated results of operations, financial position or liquidity.

See also Note 6 for a discussion of certain guarantees related to CPChem’s equity investments.

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

Note 10. Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended Sept. 30, 2004
Net sales – external	$1,477	$937	$120	$—	$2,534
Net sales – inter-segment	80	—	—	(80)	—
Income (loss) before interest & taxes	118	101	14	(6)	227

Three months ended Sept. 30, 2003
Net sales – external	995	613	94	—	1,702
Net sales – inter-segment	71	30	—	(101)	—
Income (loss) before interest & taxes	45	(1)	8	(9)	43

Nine months ended Sept. 30, 2004
Net sales – external	3,974	2,284	360	—	6,618
Net sales – inter-segment	200	—	1	(201)	—
Income (loss) before interest & taxes	277	163	48	(17)	471

Nine months ended Sept. 30, 2003
Net sales – external	3,031	1,873	295	—	5,199
Net sales – inter-segment	216	106	1	(323)	—
Income (loss) before interest & taxes	5	22	28	(26)	29

Total assets – September 30, 2004	3,962	2,081	490	145	6,678
Total assets – December 31, 2003	3,746	1,849	496	151	6,242

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,207	$494	$(167)	$2,534
Equity in income of affiliates, net	229	4	193	(353)	73
Other income	—	29	22	(29)	22
Total revenue	229	2,240	709	(549)	2,629

Costs and Expenses
Cost of goods sold	—	2,003	441	(158)	2,286
Selling, general and administrative	—	112	32	(38)	106
Research and development	—	10	—	—	10
Total costs and expenses	—	2,125	473	(196)	2,402

Income Before Interest and Taxes	229	115	236	(353)	227

Interest income	—	8	1	(7)	2
Interest expense	(24)	—	(2)	7	(19)

Income Before Taxes	205	123	235	(353)	210

Income taxes	—	(1)	(4)	—	(5)

Net Income	205	122	231	(353)	205

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income Attributed to Members’ Interests	$199	$122	$231	$(353)	$199

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$1,501	$317	$(116)	$1,702
Equity in income of affiliates, net	44	4	22	(67)	3
Other income	—	23	18	(18)	23
Total revenue	44	1,528	357	(201)	1,728

Costs and Expenses
Cost of goods sold	—	1,369	288	(107)	1,550
Selling, general and administrative	—	120	21	(27)	114
Research and development	—	21	—	—	21
Total costs and expenses	—	1,510	309	(134)	1,685

Income Before Interest and Taxes	44	18	48	(67)	43

Interest income	—	4	2	(4)	2
Interest expense	(19)	—	(4)	4	(19)

Income Before Taxes	25	22	46	(67)	26

Income taxes	—	—	(1)	—	(1)

Net Income	25	22	45	(67)	25

Distributions on members’ preferred interests	(6)	—	—	—	(6)

Income Attributed to Members’ Interests	$19	$22	$45	$(67)	$19

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$5,863	$1,181	$(426)	$6,618
Equity in income of affiliates, net	475	5	378	(714)	144
Other income	—	59	65	(62)	62
Total revenue	475	5,927	1,624	(1,202)	6,824

Costs and Expenses
Cost of goods sold	—	5,346	1,057	(397)	6,006
Selling, general and administrative	—	331	76	(91)	316
Research and development	—	31	—	—	31
Total costs and expenses	—	5,708	1,133	(488)	6,353

Income Before Interest and Taxes	475	219	491	(714)	471

Interest income	—	17	5	(16)	6
Interest expense	(65)	(1)	(6)	16	(56)

Income Before Taxes	410	235	490	(714)	421

Income taxes	—	(1)	(10)	—	(11)

Net Income	410	234	480	(714)	410

Distributions on members’ preferred interests	(17)	—	—	—	(17)

Income Attributed to Members’ Interests	$393	$234	$480	$(714)	$393

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$4,596	$931	$(328)	$5,199
Equity in income (loss) of affiliates, net	35	3	(21)	8	25
Other income	—	66	60	(72)	54
Total revenue	35	4,665	970	(392)	5,278

Costs and Expenses
Cost of goods sold	—	4,306	860	(302)	4,864
Selling, general and administrative	—	368	71	(98)	341
Research and development	—	44	—	—	44
Total costs and expenses	—	4,718	931	(400)	5,249

Income (Loss) Before Interest and Taxes	35	(53)	39	8	29

Interest income	—	10	6	(10)	6
Interest expense	(57)	(1)	(6)	10	(54)

Income (Loss) Before Taxes	(22)	(44)	39	8	(19)

Income taxes	—	—	(3)	—	(3)

Net Income (Loss)	(22)	(44)	36	8	(22)

Distributions on members’ preferred interests	(17)	—	—	—	(17)

Income (Loss) Attributed to Members’ Interests	$(39)	$(44)	$36	$8	$(39)

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

September 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$10	$22	$—	$32
Accounts receivable, net	206	863	956	(773)	1,252
Inventories	—	494	154	—	648
Other current assets	2	28	7	—	37
Total current assets	208	1,395	1,139	(773)	1,969

Property, plant and equipment, net	—	3,459	326	—	3,785
Investments in and advances to affiliates	6,372	65	5,866	(11,450)	853
Other assets and deferred charges	21	1,278	28	(1,256)	71

Total Assets	$6,601	$6,197	$7,359	$(13,479)	$6,678

Current liabilities
Accounts payable	$49	$855	$677	$(773)	$808
Secured borrowings and other debt	—	1	205	—	206
Other current liabilities and deferred credits	66	173	27	—	266
Total current liabilities	115	1,029	909	(773)	1,280

Long-term debt	1,328	9	—	—	1,337
Other liabilities and deferred credits	1,230	93	34	(1,256)	101

Total liabilities	2,673	1,131	943	(2,029)	2,718

Members’ preferred interests	175	—	—	—	175

Members’ capital	3,753	5,066	6,384	(11,450)	3,753
Accumulated other comprehensive income	—	—	32	—	32

Total Liabilities and Members’ Equity	$6,601	$6,197	$7,359	$(13,479)	$6,678

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$12	$31	$—	$43
Accounts receivable, net	203	437	694	(472)	862
Inventories	—	565	135	—	700
Other current assets	1	24	6	—	31
Total current assets	204	1,038	866	(472)	1,636

Property, plant and equipment, net	—	3,538	326	—	3,864
Investments in and advances to affiliates	5,841	66	5,407	(10,641)	673
Other assets and deferred charges	22	1,160	26	(1,139)	69

Total Assets	$6,067	$5,802	$6,625	$(12,252)	$6,242

Current liabilities
Accounts payable	$6	$755	$378	$(472)	$667
Secured borrowings and other debt	—	1	313	—	314
Other current liabilities and deferred credits	45	141	17	—	203
Total current liabilities	51	897	708	(472)	1,184

Long-term debt	1,179	10	—	—	1,189
Other liabilities and deferred credits	1,109	108	31	(1,139)	109

Total liabilities	2,339	1,015	739	(1,611)	2,482

Members’ preferred interests	250	—	—	—	250

Members’ capital	3,478	4,787	5,854	(10,641)	3,478
Accumulated other comprehensive income	—	—	32	—	32

Total Liabilities and Members’ Equity	$6,067	$5,802	$6,625	$(12,252)	$6,242

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$410	$234	$480	$(714)	$410
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	194	16	—	210
Undistributed equity in income of affiliates, net	(471)	(5)	(366)	710	(132)
Changes in operating working capital	40	(177)	(32)	—	(169)
Other operating cash flow activity	122	(138)	1	—	(15)
Net cash flows provided by operating activities	101	108	99	(4)	304

Cash Flows From Investing Activities
Capital and investment expenditures	—	(114)	(31)	—	(145)
Investments in and advances to Q-Chem	—	—	(28)	—	(28)
Other investing cash flow activity	(61)	5	1	61	6
Net cash flows used in investing activities	(61)	(109)	(58)	61	(167)

Cash Flows From Financing Activities
Increase in commercial paper, net	148	—	—	—	148
Decrease in secured borrowings, net	—	—	(100)	—	(100)
Decrease in other debt, net	—	(1)	(7)	—	(8)
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(47)	—	—	—	(47)
Other distributions to members	(66)	—	—	—	(66)
Contributions from members	—	—	57	(57)	—
Net cash flows used in financing activities	(40)	(1)	(50)	(57)	(148)

Net Decrease in Cash and Cash Equivalents	—	(2)	(9)	—	(11)
Cash and Cash Equivalents at Beginning of Period	—	12	31	—	43

Cash and Cash Equivalents at End of Period	$—	$10	$22	$—	$32

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2003

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(22)	$(44)	$36	$8	$(22)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	213	12	—	225
Undistributed equity in losses (income) of affiliates, net	(35)	(3)	32	(8)	(14)
Changes in operating working capital	21	(34)	(77)	—	(90)
Other operating cash flow activity	48	(18)	—	—	30
Net cash flows provided by operating activities	12	114	3	—	129

Cash Flows From Investing Activities
Capital and investment expenditures	—	(109)	(43)	—	(152)
Investments in and advances to Q-Chem	—	—	(94)	—	(94)
Other investing cash flow activity	(118)	1	—	118	1
Net cash flows used in investing activities	(118)	(108)	(137)	118	(245)

Cash Flows From Financing Activities
Increase in commercial paper, net	74	—	—	—	74
Increase in secured borrowings, net	—	—	10	—	10
Increase (decrease) in other debt, net	—	(1)	4	—	3
Contributions from members	32	—	118	(118)	32
Net cash flows provided by (used in) financing activities	106	(1)	132	(118)	119

Net Increase (Decrease) in Cash and Cash Equivalents	—	5	(2)	—	3
Cash and Cash Equivalents at Beginning of Period	—	9	30	—	39

Cash and Cash Equivalents at End of Period	$—	$14	$28	$—	$42

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003
Income (loss) before interest and taxes
Olefins & Polyolefins	$118	$45	$277	$5
Aromatics & Styrenics	101	(1)	163	22
Specialty Products	14	8	48	28
Corporate & Other	(6)	(9)	(17)	(26)
Consolidated	227	43	471	29
Net interest expense and income taxes	(22)	(18)	(61)	(51)
Net income (loss)	$205	$25	$410	$(22)

Net income for the three-month period ended September 30, 2004 was $205 million compared with $25 million during the same three-month period in 2003.  Consolidated net sales revenues increased in the 2004 period on higher overall sales prices and volumes, while equity earnings improved $70 million, primarily attributable to increased earnings from SCP and Q-Chem.  Cost of Goods Sold increased as a result of higher overall sales volumes and feedstock costs.  Research and Development expenses were lower in 2004, as 2003 included costs associated with the closure of a research and technology pilot plant facility described below.

During the third quarter of 2004, several of CPChem’s facilities were temporarily shut down due to hurricane activity in the Gulf of Mexico.  No significant damages to the facilities were sustained.  Production has been restored at the affected facilities.

Net income for the first nine months of 2004 was $410 million, representing a $432 million improvement over the $22 million loss recorded in the same period in 2003.  Consolidated net sales revenue increased in the 2004 period on higher overall sales prices and volumes, while equity earnings improved $119 million, primarily on improved results from SCP and Q-Chem.  Cost of Goods Sold rose in the 2004 period, primarily due to an increase in sales volumes and feedstock costs.

Included in 2003 results were charges to Selling, General and Administrative (SG&A) expense for CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities ($13 million in the first half of the year), accelerated depreciation related to the closure of the UDEX benzene extraction unit at CPChem’s Port Arthur, Texas facility ($4 million for the three months and $10 million for the nine months) and employee termination benefit charges to SG&A expense in connection with announced workforce reductions ($3 million for the three months and $12 million for the nine months).  Also included in 2003 was a third-quarter $9 million charge to Research and Development depreciation expense related to the permanent closure of a research and technology pilot plant facility in Orange, Texas and a third-quarter $7 million net benefit recorded (an $11 million benefit to Other Income and a $4 million charge to SG&A expense) as a result of a refund from a sales and use tax audit.

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003

Income before interest and taxes	$118	$45	$277	$5

Income before interest and taxes for Olefins & Polyolefins totaled $118 million in the third quarter of 2004 compared with $45 million in the prior-year period.  Higher revenues, primarily due to increased overall sales volumes and prices, were partially offset by higher feedstock and utility costs.  Third-quarter 2003 earnings included a $6 million inventory gain resulting from the reduction of certain LIFO (last-in, first-out) inventories.  Equity earnings increased significantly in the third quarter of 2004, driven by improved results from Q-Chem.  Higher earnings from olefins and polyethylene were partially offset by lower earnings from normal alpha olefins and polyalpha olefins.

Included in third-quarter 2003 earnings was a $9 million charge related to the permanent closure of the research and technology pilot plant facility, partially offset by a $5 million net benefit for Olefins & Polyolefins’ share of the refund from the sales and use tax audit.

Olefins & Polyolefins income before interest and taxes totaled $277 million for the nine months of 2004, representing an increase of $272 million when compared with the same-period income before interest and taxes of $5 million in 2003.  Higher revenues from increased overall sales prices and volumes were partially offset by higher feedstock costs.  Earnings in the 2003 period included the $6 million LIFO inventory gain.  Most product lines earnings were higher in the 2004 period, primarily olefins and polyethylene.  Equity earnings also increased significantly, driven primarily by improved results from Q-Chem.

Results in the nine-month period in 2003 included $13 million of charges for the ChevronTexaco and ConocoPhillips legal settlements and accruals.  Also included in 2003 was a $9 million charge related to the closure of the research and technology pilot plant facility, partially offset by a $5 million net benefit for Olefins & Polyolefins’ share of the refund from the sales and use tax audit.

Aromatics & Styrenics

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003

Income (loss) before interest and taxes	$101	$(1)	$163	$22

Income before interest and taxes for Aromatics & Styrenics totaled $101 million in the third quarter of 2004 compared to a $1 million loss in the prior-year period.  Revenues increased across most product lines, primarily as a result of higher sales prices.  Earnings improved in the 2004 third quarter on significantly higher benzene prices, partially offset by higher overall feedstock costs.  Earnings also benefited in 2004 from significantly higher equity earnings from SCP.

Aromatics & Styrenics income before interest and taxes totaled $163 million for the nine months of 2004 compared with $22 million in the same period in 2003.  Revenues increased across most product lines as a result of higher sales prices.  Earnings benefited in 2004 from higher benzene prices and significantly higher equity earnings from SCP, partially offset by higher feedstock costs.  Improved results in the 2004 period were also partially attributable to the actions taken in 2003 to close the UDEX unit and idle the Port Arthur cumene plant.

Included in 2003 results was accelerated depreciation related to the closure of the UDEX unit totaling $4 million for the three-month period and $10 million for the nine-month period.

Specialty Products

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003

Income before interest and taxes	$14	$8	$48	$28

Income before interest and taxes for Specialty Products was $14 million in the three-month period ended September 30, 2004 compared with $8 million in the same period in 2003, and $48 million compared with $28 million for the nine-month periods in 2004 and 2003, respectively.  Earnings for Ryton® polyphenylene sulfide polymers increased in both 2004 periods primarily due to higher sales volumes and lower operating expenses.  Specialty Chemicals’ earnings increased in the 2004 periods due to higher gross margins and sales volumes.

Results in 2003 included a $2 million net benefit recorded in the third quarter for Specialty Products’ share of the refund from the sales and use tax audit.

Corporate & Other

	Three months ended September 30,		Nine months ended September 30,
Millions	2004	2003	2004	2003

Income (loss) before interest and taxes	$(6)	$(9)	$(17)	$(26)

Corporate and Other in 2003 included employee termination benefit charges in connection with announced workforce reductions totaling $3 million for the three months and $12 million for the nine months.

Outlook

CPChem maintains its focus on operational reliability, improving margins and increasing sales volumes as the global economy continues to show signs of recovery.  While higher sales volumes and prices have bolstered CPChem’s earnings in the first nine months of 2004, escalating feedstock and fuel costs, driven by persistently high energy prices, are limiting margin improvements for most products.  Results from CPChem’s joint ventures in the Middle East have been strong due in part to good market conditions and favorable local feedstock costs.

Various industry analysts have recently noted that improving global chemical demand, low inventories and capacity limitations are providing support for product price increases.  Furthermore, the view of these analysts is that such conditions will likely continue through 2006 and into 2007.

Liquidity and Capital Resources

Cash balances were $32 million at September 30, 2004 and $43 million at December 31, 2003, of which $22 million and $31 million, respectively, were held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $304 million during the first nine months of 2004 compared with $129 million during the same period in 2003.  The improvement was driven primarily by higher earnings in 2004.

Investing Activities

Capital and investment expenditures totaled $145 million during the first nine months of 2004, compared with $152 million in the prior-year period.  Approximately $106 million of 2004 expenditures was invested in Olefins & Polyolefins, $29 million in Aromatics & Styrenics, $7 million in Specialty Products and the remaining $3 million in corporate-level expenditures.  In addition, CPChem invested $28 million in additional shares of Q-Chem in the 2004 period.  In the first nine months of 2003, CPChem invested $9 million in additional shares of Q-Chem and advanced $85 million to Q-Chem.

For the year 2004, CPChem expects to invest a total of approximately $200 million in capital and investment expenditures.  No further advances to or investments in Q-Chem are expected in 2004.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of commitments relating to Q-Chem and the JCP Project.

Financing Activities

Cash used in financing activities totaled $148 million in the first nine months of 2004 compared to $119 million provided by financing activities in the prior-year period.  Commercial paper balances outstanding increased $148 million during the 2004 period compared with a $74 million increase during the 2003 period.  Secured borrowings under the accounts receivable securitization program decreased $100 million during 2004.  Also included in 2004 financing activities was a $75 million voluntary redemption of members’ preferred interests, $47 million of distributions on members’ preferred interests and $66 million of distributions to members to fund the members’ estimated federal and state income tax liabilities attributable to CPChem.  Activities in the 2003 period included $32 million of contributions from members.

In the second quarter of 2004, CPChem renewed its $300 million trade receivables securitization agreement on terms substantially identical to those of the prior agreement.  The new agreement expires on May 17, 2005.  At September 30, 2004, $200 million was outstanding under the agreement.

On July 30, 2004, CPChem entered into an $800 million five-year credit facility with various banks that is used to provide backup committed credit for the commercial paper program.  Effective with the closing of the new credit facility, CPChem terminated the existing $400 million 364-day and $400 million three-year credit facilities.  The new credit agreement contains substantially the same terms as the terminated three-year agreement.  There were no borrowings outstanding under the credit agreement at September 30, 2004.

CPChem believes that cash requirements over the next 12 months will be funded through a combination of cash on hand, cash flows from operations and commercial paper.  CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, CPChem does not have any debt obligations whose maturities would be accelerated as the result of a credit rating downgrade.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2003.  CPChem believes its exposure to market risk has not changed materially at September 30, 2004.

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

PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

Governmental Agency Proceedings

The following are descriptions of reportable legal proceedings involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.  While it is not possible to predict with certainty the outcome of an unresolved proceeding, if the proceedings described below were decided adversely to CPChem, CPChem expects that there would be no material adverse effect on consolidated results of operations, financial position or liquidity.  Nevertheless, such proceedings are reported pursuant to SEC regulations.

CPChem is a party to certain agreements with ChevronTexaco and ConocoPhillips relating to the operation of facilities at which CPChem and either ChevronTexaco or ConocoPhillips have common operations.  In December 2002, the U.S. Department of Justice (the “DOJ”) notified ConocoPhillips of various alleged violations of the National Pollutant Discharge Elimination System permit at its Sweeny, Texas facility.  The DOJ asserts that these alleged violations occurred at various times during the period beginning January 1997 through July 2002.  On September 30, 2004 and October 4, 2004, the DOJ filed papers evidencing the parties’ agreement to resolve the matter through the payment of a civil penalty and performance of a Supplemental Environmental Project (SEP) for a combined value of $700,000.  ConocoPhillips has advised CPChem that it is seeking a portion of the assessment from CPChem pursuant to an agreement relating to the operation of common facilities at the Sweeny complex.

The U.S. Environmental Protection Agency (the “EPA”) and the DOJ previously informed CPChem that they were considering a civil enforcement action against CPChem related to inspections performed in mid-2000 of CPChem’s facility in Pasadena, Texas.  This civil enforcement action stemmed from alleged violations of Section 112(r) of the Clean Air Act and related regulations, largely in connection with fires that occurred at the Pasadena facility’s K-Resin® styrene-butadiene copolymer (SBC) unit in 1999 and 2000.  On September 27, 2004, CPChem reached an agreement with the EPA and the DOJ to resolve the matter for a $1.8 million civil penalty and performance of SEPs with a value of $1.2 million.  The Contribution Agreement under which CPChem was formed provides for ConocoPhillips to indemnify CPChem for all liabilities associated with the 2000 K-Resin® SBC unit fire.  Accordingly, CPChem has advised ConocoPhillips that it is seeking a portion of the assessment from ConocoPhillips.

In August 2004, the Texas Commission for Environmental Quality (the “TCEQ”) conducted an annual air compliance inspection at CPChem’s facility in Port Arthur, Texas.  CPChem subsequently received a Notice of Enforcement relating to various issues but, as of the date of this report, has not received a proposed Agreed Order with any recommended penalty amount.  CPChem is in discussions with the TCEQ in an effort to rescind certain of the alleged violations.

In late 2001, CPChem received a Notice of Violation (NOV) from the Texas Natural Resource Conservation Commission, now the TCEQ, following an inspection of the solid waste management program at CPChem’s Cedar Bayou facility in Baytown, Texas.  The NOV pertained to the historical management of an on-site impoundment.  CPChem agreed to conduct an investigation of the unit and, in late June 2004, completed the investigation.  The TCEQ and CPChem are scheduled to meet to discuss the details of any necessary remediation or other response action associated with the impoundment.

Other Proceedings

CPChem is a party to a number of other legal proceedings for which, in many instances, no provision has been made in the financial statements.  While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

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

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: October 28, 2004	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller