Form 10-K
period 2004-12-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2005-02-25
CIK 1127399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at June 30, 2004:

None

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This annual report contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates” or other words and phrases of similar meaning.  Where Chevron Phillips Chemical Company LLC (CPChem) expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  Significant assumptions that, if erroneous, could cause actual results to differ materially from those expressed relate to the following factors, among others: the timing and duration of periods of expansion and contraction within the chemicals business; plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants; prices of feedstocks, energy and products; force majeure events; accidents; labor relations; political risks; terrorist acts; war; changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof; regulatory decisions relating to taxes, the environment and human resources; the global economy; results of financing efforts; and overall financial market conditions.  All forward-looking statements and risk factors in this annual report are qualified in their entirety by the cautionary statements contained herein.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

PART I

Items 1. and 2.  Business and Properties

Chevron Phillips Chemical Company LLC, a limited liability company formed under Delaware law, manufactures and markets a wide range of petrochemicals on a worldwide basis through its subsidiaries and equity affiliates, with manufacturing facilities located in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  ChevronTexaco Corporation (ChevronTexaco) and ConocoPhillips (collectively, the “members” or the “owners”) each own 50% of CPChem.

CPChem is governed by a Board of Directors, currently comprised of six representatives, under the terms of a limited liability company agreement.  ChevronTexaco and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of CPChem are non-voting representatives.  Certain major decisions and actions require the approval of the Board of Directors.  All decisions and actions of the Board of Directors require the approval of at least one representative of both ChevronTexaco and ConocoPhillips.

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

CPChem’s business is structured around three primary operating segments:  Olefins & Polyolefins, Aromatics & Styrenics, and Specialty Products.  For a list of the principal products of these segments, see the tables included in each segment’s discussion.  See also “Part II – Item 8. Financial Statements and Supplementary Data – Note 16” for financial data by segment and geographic location.  Capacity information is presented in this report as of December 31, 2004 unless otherwise indicated.

Olefins & Polyolefins

This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefin products such as ethylene and propylene.  This segment also manufactures and markets alpha olefins and polyolefin products such as normal alpha olefins (NAO), polyethylene, polypropylene and polyethylene pipe.  CPChem has five olefin and/or polyolefin production facilities located in Texas.  CPChem also has nine domestic pipe facilities and one in Mexico, and one domestic pipe fittings facility.  In addition, CPChem owns interests in a polypropylene facility located at the Pasadena Plastics Complex in Texas, a high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Texas, polyethylene facilities in Singapore and China, and an ethylene, polyethylene and 1-hexene facility in Qatar.  The acetylene black plant at CPChem’s Cedar Bayou facility in Baytown, Texas was permanently idled in 2004.

Olefins & Polyolefins

Product	Approximate Net Capacity		Primary Uses
	(million pounds per year)

Ethylene	8,139	(1,2)	Basic building block for plastics and elastomers, and also a raw material for chemicals used to make paints, detergents and antifreeze.

Polyethylene	6,110	(2)	Thermoplastic polymer used in various applications, including:

			• high-density polyethylene (HDPE), which is a resin used to make detergent bottles, pails, plastic pipe and conduit, shopping bags, geomembrane and film applications;

			• linear low-density polyethylene (LLDPE), which is a resin used to make plastic film and containers; and

			• low-density polyethylene (LDPE), which is a resin used to make plastic film, paper coating, surgical gloves and containers.

Polyethylene pipe, conduit and pipe fittings	564		Used in a wide variety of industries such as electrical, energy, gas distribution, geothermal, mining, municipal projects and telecommunications.

Propylene	2,880		Basic building block for various fibers and plastics, such as polypropylene, and used as a raw material for chemicals used to make paints and detergents.

Polypropylene	486	(2)	Thermoplastic polymer used in fibers, films, automobiles and housewares.

Normal alpha olefins	1,534	(2)	A group of chemicals produced from ethylene and used in plasticizer alcohols, polyethylene, surfactants and synthetic lubricants and additives.

Polyalphaolefins	104		Base stock for synthetic lubricants.

(1)          Includes 650 million pounds of idled capacity at the Sweeny facility in Old Ocean, Texas.

(2)          Includes CPChem’s share of equity affiliates’ capacities.

Competition.  Olefins and polyolefins are delivered into the worldwide commodity markets.  Competitive factors include price, product quality and performance, product deliverability and customer service.  CPChem generally ranks within the top ten ethylene and polyethylene producers worldwide based on published rated capacities.  Other major producers include Dow Chemical Company (Dow), Equistar Chemicals LP (Equistar), ExxonMobil Chemical Company (ExxonMobil), BP p.l.c. (BP) and Shell Chemical Company (Shell).  CPChem’s NAO technology allows it to produce a wide range of hydrocarbon products that compete in many different markets.  Other significant producers of NAO are BP, Shell and Sasol Ltd.  Major producers of polyalphaolefins (PAO) include BP and ExxonMobil.

Distribution.  Depending on the particular product and location of the production facility, Olefins & Polyolefins products are shipped by trucks, railcars, barges, parcel tankers, ships and CPChem and third-party pipelines.

Ethylene

By volume, ethylene is the most widely consumed petrochemical product in the world, according to Chemical Market Associates, Inc., a company that specializes in petrochemical industry data and consulting services.  Domestically, ethylene is produced at CPChem’s Sweeny facility in Old Ocean, Texas, at its Cedar Bayou facility in Baytown, Texas and at its Port Arthur, Texas facility.  Internationally, CPChem produces ethylene through its 49%-owned joint venture, Qatar Chemical Company Ltd. (Q-Chem), located in Mesaieed, Qatar.  CPChem’s share of the combined ethylene capacity of its domestic and international facilities is approximately 8.1 billion pounds per year.

Supply/Feedstock Sources.  Ethylene can be produced from ethane, propane, butane, natural gasoline or certain refinery liquids such as naphtha and gas oil.  The two most common ethylene feedstocks are ethane, because of its high ethylene yield, and naphtha, because of its availability and transportability.  Much of CPChem’s ethylene production is based on ethane/propane feedstock, however certain domestic facilities have varying degrees of flexibility to process propane, butane, and naphtha when economics dictate.  The price of ethane tends to correlate with the price of natural gas, while the prices of the other ethylene feedstock slates tend to correlate more with the price of crude oil.

CPChem has market-based purchase contracts with Duke Energy Field Services, LLC (an affiliate of ConocoPhillips) and Dynegy Inc. (an affiliate of ChevronTexaco) which cover over 75% of CPChem’s expected domestic ethylene feedstock needs.  The agreement with Duke Energy extends through December 31, 2014 and the agreement with Dynegy extends through August 31, 2007.  Contracts with other suppliers provide the remainder of feedstock needs.  These contracts can be long-term or monthly, or daily contracts made on a spot basis.

Marketing.  Polyethylene accounts for more than one-half of all global ethylene consumption.  CPChem uses approximately 80% of its domestic ethylene in its production of polyethylene, NAO and styrene.  The remainder of domestic ethylene production is sold on the merchant market, largely under long-term contracts.  CPChem’s ethylene storage capacity is approximately one billion pounds at its Texas cavern storage facilities in Clemens and Mont Belvieu.  All ethylene produced internationally is consumed internally.

Polyethylene

Domestically, polyethylene is produced at the Pasadena Plastics Complex and the Orange and Cedar Bayou facilities, all located in Texas.  Internationally, CPChem produces polyethylene through its joint venture facilities in Qatar, Singapore and Jinshanwei, China.  CPChem’s share of the combined polyethylene capacity of its domestic and international facilities is approximately 6.1 billion pounds per year.

Supply/Feedstock Sources.  The primary raw material for polyethylene production is ethylene, which typically represents the majority of polyethylene manufacturing costs.  CPChem produces ethylene in excess of its polyethylene production requirements.  Butene and 1-hexene, also used in the production of polyethylene, are produced at the Cedar Bayou facility.  The complex in Qatar produces all of the ethylene and 1-hexene required for the production of polyethylene at that location.

Marketing.  At December 31, 2004, approximately 80% of CPChem’s net polyethylene capacity was located in the United States, along the Texas Gulf Coast.  CPChem markets most of its production from this area in the United States, with the remainder exported to Canada, Mexico, Central and South America, Europe and Asia.  Production from CPChem’s plants in Singapore and China is marketed primarily in the Far East.  CPChem acts as an agent for the sale of substantially all of Q-Chem’s polyethylene production.  The polyethylene is sold to areas in Western Europe, Africa and Asia through CPChem’s established marketing network.

CPChem’s largest polyethylene customer is its Performance Pipe division.  This division manufactures polyethylene pipe, fittings and conduit in ten plants located throughout the United States and one plant located in Mexico.

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

Propylene

CPChem produces propylene at its Cedar Bayou, Port Arthur and Sweeny facilities.  The combined propylene capacity of these facilities is approximately 2.9 billion pounds per year.

Supply/Feedstock Sources.  Approximately one-half of CPChem’s propylene is produced as a co-product of ethylene production, the amount of which varies with the type of feedstock used.  The remainder of CPChem’s propylene production comes from the processing of refinery-grade propylene, which is converted into polymer-grade product.  CPChem purchases approximately 30% of its refinery-grade propylene from CPChem’s owners and the remainder from a variety of suppliers, both under short-term and long-term contracts.

Marketing.  Polymer-grade propylene is sold to major chemical manufacturers, the majority of which are polypropylene producers.  Approximately 25% of CPChem’s propylene is sold to Phillips Sumika Polypropylene Company, a CPChem joint venture with production facilities located at the Pasadena Plastics Complex.  Propylene is also sold to external customers under long-term contracts and on the spot market, and to international contract and spot customers through a third-party export facility located in Deer Park, Texas.

Alpha Olefins

All of CPChem’s domestic NAO is produced at the Cedar Bayou facility.  Internationally, CPChem produces 1-hexene, an NAO used as a comonomer in the production of polyethylene, through its joint venture in Qatar.  CPChem’s share of the combined NAO capacity of its domestic and international facilities is approximately 1.5 billion pounds per year.

Supply/Feedstock Sources.  CPChem converts ethylene into NAO using a proprietary CPChem process.  CPChem produces substantially all of the ethylene required in its domestic production of NAO.  Ethylene is produced at the Sweeny, Cedar Bayou and Port Arthur facilities.  CPChem’s joint venture in Qatar produces all of the ethylene required for its production of 1-hexene.  PAO is produced from fractions of NAO produced at the Cedar Bayou facility.

Marketing.  CPChem sells NAO and PAO primarily to other chemical companies who use them to produce a broad range of intermediate products.  CPChem also uses a portion of its own production of NAO in the manufacturing of polyethylene and PAO.  North America and Europe are the largest geographic markets for NAO and PAO.

Aromatics & Styrenics

This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane, and has the ability to manufacture cumene at a plant that is currently idled.  This segment also manufactures and markets polystyrene as well as styrene-butadiene copolymers (SBC) sold under the trademark K-Resin®.  Production facilities are located in Mississippi, Louisiana, Texas, Ohio, Puerto Rico and China.  CPChem also owns equity interests in an aromatics facility in Saudi Arabia and in a
K-Resin® SBC facility in South Korea.

Product	Approximate Net Capacity		Primary Uses
	(million pounds per year)

Benzene	2,130	(1)	An aromatic primary building block chemical used in the production of ethylbenzene, cumene and cyclohexane.

Styrene	2,100

Aromatic monomer used to produce a wide variety of polymers with very diverse end-uses that include packaging, automotive applications, electronic parts, rubber products, paper, housewares, construction materials, carpeting and toys.

Polystyrene	990		Thermoplastic polymer used to make a variety of products, including packaging materials, cups and media enclosures.

Paraxylene	1,715		Used almost exclusively to make terephthalic acid or dimethyl terephthalate intermediates in the production of polyester and packaging resins such as polyethylene terephthalate (PET).

Cyclohexane	1,230	(1)	Predominantly used in intermediates for the manufacture of nylon.

K-Resin® styrene-butadiene copolymers	269	(2)	A high quality, clear copolymer material used to make a variety of products including medical components, toys, candy wrap, food packaging, cups and garment hangers.

Cumene	1,100	(3)	An intermediate used to produce phenol and acetone.

(1)          Includes CPChem’s share of an equity affiliate’s capacity.

(2)          Excludes 70 million pounds of idled capacity at the Pasadena Plastics Complex.

(3)          Capacity of a plant in Port Arthur that is currently idled.

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

Benzene

Domestically, benzene is produced at CPChem’s Pascagoula, Mississippi facility.  Internationally, CPChem produces benzene through its joint venture facility in Al Jubail, Saudi Arabia.  CPChem’s share of the combined benzene capacity of its domestic and international facilities is approximately 2.1 billion pounds per year.  CPChem uses its proprietary Aromax® technology for its benzene production.

Supply/Feedstock Sources.  The two main feedstocks for benzene production are pyrolysis gasoline and reformate, both of which are intermediate products of petroleum refining and petrochemical plants.  These two feedstocks account for over 75% of benzene production worldwide.  Domestically, CPChem purchases benzene feedstocks from its owners’ refineries, located in proximity to CPChem’s benzene plants, and from various other sources.  In Saudi Arabia, CPChem’s 50%-owned affiliate has a long-term feedstock agreement with a producer that owns a refining complex located nearby.

Marketing.  CPChem is a net consumer of benzene in the U.S. Gulf Coast region.  This allows CPChem to routinely operate its benzene plant at full capacity, preserving a low-cost position, even during times of reduced demand for derivatives.  At CPChem’s joint venture plant in Saudi Arabia, approximately one-half of the benzene produced is consumed by the joint venture’s cyclohexane plant located at the same facility.  The balance of benzene is sold under short- and long-term contracts.

Styrene

Styrene is produced at CPChem’s St. James, Louisiana facility, which has a capacity of approximately 2.1 billion pounds per year.

Supply/Feedstock Sources.  Styrene is made from benzene and ethylene.  Most of the benzene used at CPChem’s styrene plant is produced internally at CPChem’s Pascagoula facility, with the remainder acquired through contract purchases.  Ethylene is supplied to the St. James plant by a proprietary pipeline connected to the Louisiana grid system.  CPChem maintains flexibility in ethylene supply through long-term contract purchases, exchanges with CPChem’s Texas facilities and spot purchases.

Marketing.  CPChem currently consumes approximately 625 million pounds of styrene annually at its polystyrene plant in Marietta, Ohio and a smaller amount in its production of K-Resin® SBC.  The balance of production is sold in the merchant market.  CPChem generally markets styrene in all regions of the world and sells almost all of its styrene production through short-term and long-term contracts.

Polystyrene

Polystyrene is produced at CPChem’s facilities in Marietta, Ohio and Zhangjiagang, China.  The combined polystyrene capacity of these facilities is approximately 1.0 billion pounds per year.  Both plants have the ability to produce high-impact and general purpose polystyrene.

Supply/Feedstock Sources.  Polystyrene is manufactured primarily from styrene.  The styrene consumed at Marietta is normally supplied by CPChem’s St. James styrene facility.  The China plant is supplied by styrene from the St. James plant and from third parties.

Marketing.  CPChem sells a variety of grades of polystyrene.  Most of CPChem’s polystyrene business in the U.S. is conducted on a short- and long-term contract basis, while business in China follows the local practice of being conducted primarily in the spot market.

Paraxylene

CPChem has a production capacity of approximately 1.0 billion pounds of paraxylene per year at its Pascagoula plant.  The Guayama, Puerto Rico plant, which has a capacity of approximately 715 million pounds of paraxylene per year, became operational in 2003 after being idled in 2001 for economic reasons.

Supply/Feedstock Sources.  Mixed xylenes are the feedstock for the production of paraxylene.  Mixed xylenes are the end product of either reforming operations that are part of the motor fuels production process in refineries, or the end product of the conversion of toluene, another intermediate refining product, into benzene and xylenes.  Mixed xylenes are available on the merchant market in the forms of both gasoline blending stocks and paraxylene feedstocks.  CPChem purchases mixed xylenes from its owners and other suppliers on a contract basis.  During periods of high paraxylene demand, mixed xylenes are also purchased on the spot market.

Marketing.  In North America, a few very large consumers buy most of the paraxylene available in the market.  CPChem currently sells its paraxylene production to major producers of polyester in North America and Europe under long-term contracts, and also sells into the Asian market periodically.

Cyclohexane

CPChem is the largest marketer of cyclohexane in the world.  This includes volumes produced at the Port Arthur and Saudi Arabian plants, of which CPChem’s share of the combined cyclohexane capacity is approximately 1.2 billion pounds per year, as well as certain volumes produced by ConocoPhillips for which CPChem has marketing rights.  In February 2004, a new plant in Port Arthur commenced operations.  The existing plant in Port Arthur was shut down.  CPChem owns a 50% interest in the Saudi Arabian facility and has an obligation to market all of the cyclohexane exported from that facility.  In addition, CPChem has the exclusive right to market the cyclohexane produced by ConocoPhillips at its Sweeny and Borger, Texas refineries.

Supply/Feedstock Sources.  The raw materials for cyclohexane are benzene and hydrogen.  CPChem consumes more benzene than it produces.  Remaining benzene requirements are met through short- and long-term contracts and spot purchases.  Hydrogen is currently obtained from CPChem’s Port Arthur facility and outside sources.

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

Supply/Feedstock Sources.  The main feedstocks for K-Resin® SBC are styrene and butadiene.  CPChem can produce its own styrene feedstock at its St. James facility for domestic production, and secures butadiene on a long-term contract basis from a single producer.  Other sources of butadiene are available if necessary.  In South Korea, feedstocks are secured through long-term contracts with a company in which CPChem’s joint venture partner, Daelim Industrial Co., Ltd., has a 50% interest.

Marketing.  CPChem conducts its K-Resin® SBC marketing primarily by working with customers to create new K-Resin® SBC applications, to improve existing applications and to improve customers’ processing capabilities.  CPChem has a sales and technical support organization, comprised of direct representatives, and third-party agents and distributors, that is active in North America and internationally.  Some product is sold under multi-year agreements.  The majority of K-Resin® SBC, however, is sold based on individual purchase orders.

Specialty Products

This segment manufactures and markets a variety of specialty chemical products, including organosulfur chemicals, solvents, catalysts, drilling chemicals, mining chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark Ryton®.  Production and/or compounding facilities are located in Texas, Belgium and Singapore.

Product	Approximate Net Capacity	Primary Uses
	(million pounds per year)

Ryton® polyphenylene sulfide polymer and compounds	44	High-performance engineering polymers and compounds used in electronic, automotive and appliance applications.

High-purity hydrocarbons and solvents	140

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

Competition.  Specialty chemical products are characterized by smaller, niche markets with fewer producers as compared with other CPChem products.

Distribution.  Depending on the particular product and location of the production facility, product is shipped by trucks, railcars and ships.

Specialty Chemicals

Specialty chemicals consist of a variety of organosulfur chemicals, fine chemicals and other specialties.  Volumes of any given product are not large when compared to the basic commodity products like ethylene and polyethylene.  However, in the aggregate, specialty chemicals can account for a significant portion of the earnings of the Specialty Products segment.  Production facilities are located in Borger and Conroe, Texas, and Tessenderlo, Belgium.

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

Ryton® Polyphenylene Sulfide

CPChem produces high-performance polyphenylene sulfide (PPS) polymers and compounds sold under the trademark Ryton®.  Compounds are combinations of Ryton® polymer and various additives, designed to have specific properties.  CPChem has an annual production capacity of approximately 22 million pounds of Ryton® polymer at its Borger, Texas facility.  Substantially all Ryton® polymer produced at the Borger facility is currently used to produce Ryton® compounds at CPChem’s compounding facility in La Porte, Texas, its plastics compounds and development center in Singapore and its Kallo compounding facility in Kallo-Beveren, Belgium.  The combined capacity of the facilities is approximately 44 million pounds of Ryton® compounds per year.  Ryton® compounds are sold to third parties.

Supply/Feedstock Sources.  The feedstocks for Ryton® polymer are substances such as caustic, sodium hydrosulfide, paradichlorobenzene and other chemicals and solvents that are generally available in substantial quantities on the open market.  CPChem has a number of suppliers who provide these materials under either long-term or renewable contracts.  The additives used in the compounding process are generally purchased at locations close to CPChem’s compounding facilities.

Marketing.  Ryton® PPS polymers and compounds are sold through CPChem’s global marketing network.  CPChem’s compounding facilities are regionally located, enhancing global sales and distribution efforts.  The customer base includes component suppliers and appliance manufacturers.  Products are generally sold under one-year, renewable agreements.

Properties and Manufacturing Facilities

CPChem currently leases the office space for its headquarters located in The Woodlands, Texas and also owns or leases administrative, technical and sales office space in various other locations.  CPChem has 32 manufacturing facilities located in eight countries.  The following table provides information regarding principal manufacturing facilities, business segments served, principal products and approximate gross annual capacities at December 31, 2004.

Facility / Location	Segment Served	Product	Approximate Gross Capacity
			(million pounds per year)

Pasadena Plastics Complex	Aromatics & Styrenics	K-Resin® SBC	200	(1)
Pasadena, Texas	Olefins & Polyolefins	High-density polyethylene	2,240

Sweeny Facility	Olefins & Polyolefins	Ethylene	4,100	(2)
Old Ocean, Texas	Olefins & Polyolefins	Propylene	1,100

Borger Facility	Specialty Products	Organosulfur chemicals	200
Borger, Texas	Specialty Products	Ryton® PPS polymer	22
	Specialty Products	Performance and reference fuels	120
	Specialty Products	High-purity hydrocarbons and solvents	140

Cedar Bayou Facility	Olefins & Polyolefins	Ethylene	1,750
Baytown, Texas	Olefins & Polyolefins	Propylene	1,000
	Olefins & Polyolefins	Normal alpha olefins	1,485
	Olefins & Polyolefins	Polyalphaolefins	104
	Olefins & Polyolefins	Linear-low, low- and high-density polyethylene	1,900

Orange Chemical Facility Orange, Texas	Olefins & Polyolefins	High-density polyethylene	930

Port Arthur Facility	Olefins & Polyolefins	Ethylene	1,750
Port Arthur, Texas	Olefins & Polyolefins	Propylene	780
	Aromatics & Styrenics	Cyclohexane	920
	Aromatics & Styrenics	Cumene	1,100	(3)

Drilling Specialties Conroe, Texas	Specialty Products	Drilling specialty chemicals	21

Houston Compounding Facility La Porte, Texas	Specialty Products	Ryton® PPS compounds	15

St. James Facility St. James, Louisiana	Aromatics & Styrenics	Styrene	2,100

Pascagoula Facility	Aromatics & Styrenics	Paraxylene	1,000
Pascagoula, Mississippi	Aromatics & Styrenics	Benzene	1,540

Facility / Location	Segment Served	Product	Approximate Gross Capacity
			(million pounds per year)

Marietta Facility Marietta, Ohio	Aromatics & Styrenics	Polystyrene	770

Puerto Rico Facility Guayama, Puerto Rico	Aromatics & Styrenics	Paraxylene	715

Performance Pipe Division Ten locations in the United States and one in Mexico	Olefins & Polyolefins	Polyethylene pipe, conduit and pipe fittings	564

Plastics Compounds & Development Center	Specialty Products	Ryton® PPS compounds	9
Singapore

Zhangjiagang, China Facility Zhangjiagang, China	Aromatics & Styrenics	Polystyrene	220

Tessenderlo Chemicals Facility Tessenderlo, Belgium	Specialty Products	Organosulfur chemicals	70

Kallo Compounding Facility Kallo-Beveren, Belgium	Specialty Products	Ryton® PPS compounds	20

Joint Venture Facilities:

Qatar Chemical Company	Olefins & Polyolefins	Ethylene	1,100
Ltd. (Q-Chem)	Olefins & Polyolefins	High-density polyethylene	1,000
Mesaieed, Qatar	Olefins & Polyolefins	1-hexene	100

Chevron Phillips Singapore Chemicals (Private) Limited Singapore	Olefins & Polyolefins	High-density polyethylene	860

Shanghai Golden Phillips Petrochemical Co., Ltd. Jinshanwei, China	Olefins & Polyolefins	High-density polyethylene	300

Phillips Sumika Polypropylene Company Pasadena, Texas	Olefins & Polyolefins	Polypropylene	810

Saudi Chevron Phillips Company Al Jubail, Saudi Arabia	Aromatics & Styrenics Aromatics & Styrenics	Benzene Cyclohexane	1,180 620

K R Copolymer Co., Ltd. Yochon, South Korea	Aromatics & Styrenics	K-Resin® SBC	115

(1)          Excludes 70 million pounds of idled capacity.

(2)          Includes 650 million pounds of idled capacity.

(3)          Plant currently idled.

Projects

JCP Project.  Jubail Chevron Phillips Company (JCP), a 50%-owned joint venture company with Saudi Industrial Investment Group (SIIG), was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia.  The 1.6 billion-pound-per-year facility, to be built on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company (SCP), an equity affiliate, will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer processing units.  Construction of the JCP facility will be in conjunction with an expansion of SCP’s benzene plant, together called “the JCP Project.”  Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007.  It is estimated that project completion, as defined in the JCP Project’s financing agreements, will be achieved in the first half of 2008.  The project will be financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies.  Financial closing of the estimated $1.2 billion JCP Project occurred in July 2004.

Q-Chem II Projects.  CPChem and Qatar Petroleum announced plans in 2001 for the development of a second petrochemical project in Mesaieed, Qatar (Q-Chem II), designed to produce polyethylene and NAO on a site adjacent to the existing Q-Chem complex.

In connection with the Q-Chem II joint venture, CPChem and Qatar Petroleum entered into a separate agreement in 2002 with Atofina (now Total Petrochemical) and Qatar Petrochemical Company, establishing a joint venture to develop an ethane cracker in northern Qatar at Ras Laffan Industrial City.

Request for final approval of the Q-Chem II projects by CPChem’s board of directors is expected in 2005, with start-up anticipated in 2008.  Preliminary financing plans for the projects include equity contributions from the co-venturers and limited recourse loans from commercial banks and an export credit agency.

Employees

Chevron Phillips Chemical Company LLC and its wholly owned subsidiaries employed approximately 5,300 people at December 31, 2004.  About 89% of the workforce was employed in North America, 6% in Asia, 4% in Europe and 1% in the Middle East.  Almost one-fourth of all employees are covered under collective bargaining agreements, and of those covered, approximately 160 employees are subject to collective bargaining agreements that will expire by December 31, 2005.  Overall, CPChem believes that its relations with its employees are good.

Intellectual Property

CPChem’s business is, to a considerable extent, technology driven.  CPChem aggressively develops and protects the intellectual property necessary to conduct its operations via a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual provisions.  Where CPChem does not possess a necessary technology, it obtains or licenses it from third parties.  CPChem owned or licensed from its owners the rights to approximately 2,800 patents and/or patent applications in the United States and abroad at December 31, 2004.

CPChem periodically grants licenses to its technology to third parties.  Two of the more significant processes that it licenses are CPChem’s loop slurry polyethylene and Aromax® aromatics production processes.  Licenses granted for these processes typically provide for royalty payments from third parties based on the actual or anticipated volume of product that they may produce, payable either in advance of production or as a “running royalty.”  The licenses for these processes generally provide that any technologies developed by the licensee related to such process shall be licensed to CPChem with the right to sublicense such developments to third parties.  This technique, common in technology licensing, enhances CPChem’s ability to provide customers and licensees with the most current technology available.

CPChem relies on confidentiality agreements and contractual provisions to protect its technology that is provided to third parties.  CPChem’s licenses to third parties contain restrictions on disclosure, and contractors involved in the detailed design or construction of CPChem’s or its licensees’ facilities are required to execute nondisclosure agreements.  Third parties are not allowed to inspect or photograph facilities without permission, and even then only under close supervision.  Appropriate actions are taken to prevent third parties from disclosing proprietary data, or otherwise using intellectual property, without proper authorization.

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

Research and Development

CPChem has scientists, process engineers and technical service experts at six technical centers.  The Bartlesville, Oklahoma site provides basic research, pilot plants and product development for polyethylene, specialty chemicals, Ryton® PPS polymers and compounds and K-Resin® SBC, and a plastics technical center for all polymer products.  The Kingwood, Texas technology center focuses on process engineering in support of all manufacturing as well as all phases of research and process development for aromatics, NAO, PAO, oxygen scavenging polymers and specialty catalysts.  The technology center at Orange, Texas provides a plastics technical center and technical services for polyethylene.  Polystyrene research and technical services are located at Marietta, Ohio.  International technical support and product development are provided by the Belgium and Singapore technical centers.

Research and development expense totaled $42 million in 2004, $55 million in 2003 and $47 million in 2002.  Included in 2003 expense was a $9 million charge related to the permanent closure of a research and technology pilot plant in Orange, Texas.

Environmental Regulation

CPChem must comply with, and is subject to liability under, environmental laws and regulations in the jurisdictions in which it conducts business.  Under some laws, CPChem may be subject to joint and several liability regarding environmental contamination on or from properties that it previously owned or operated or currently owns or operates.  CPChem may also be subject to liability for contaminated properties where it has disposed of or arranged for disposal of hazardous substances, or where feedstocks or products that contained hazardous substances have been accidentally spilled or released.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk and Other Factors That May Affect Future Performance – Environmental, Health and Safety” for further discussion.

CPChem incurs, and expects to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair equipment dealing with pollution control.  By 2007, industrial facilities in the eight counties in and around Houston, Texas, including certain facilities that CPChem owns, must comply with new nitrogen oxide (NOx) emission standards.  These new standards are being phased in between 2003 and 2007.  Modifications to existing equipment and the installation of additional control equipment are required to meet these new NOx standards.  CPChem expects that total capital expenditures of approximately $100 million will be required during this period to comply with these standards.  To date, CPChem has invested approximately $75 million ($30 million in 2004) of such expenditures.

In addition, new regulations were issued in 2004 concerning emissions of highly reactive volatile organic compounds (HRVOCs).  CPChem expects that total capital expenditures of approximately $20 million will be required to comply with the monitoring aspects of these regulations.  CPChem invested approximately $2 million of such capital expenditures in 2004.  While CPChem cannot determine if additional expenditures will be required until monitoring capabilities are in place, CPChem currently believes that additional expenditures required, if any, will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

CPChem is aware that there is or may be soil or groundwater contamination at some facilities and that remediation of soil and groundwater contaminated with hazardous substances will be required.  Undiscounted accrued environmental liabilities totaled $6 million at both December 31, 2004 and 2003.  There were no accrued environmental costs associated with discontinued or sold operations, sites where CPChem had been named a potentially responsible party, or environmental litigation at December 31, 2004 or 2003.  Based on available information, CPChem believes that the costs that may be incurred to investigate and remediate known contamination will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

International Operations

International operations are exposed to different political, economic and regulatory risks that are not faced by businesses that operate solely in the United States.  Some of CPChem’s operations, including certain of its equity affiliates, are outside the continental United States, with manufacturing facilities in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Domestic assets totaled $5.341 billion as of December 31, 2004 and net sales from domestic operations were $7.754 billion in 2004.  Assets located outside of the U.S. as of December 31, 2004 totaled $1.531 billion and net sales from non-U.S. operations were $1.484 billion in 2004.  Asset and net sales calculations were determined based on location of the operation.  CPChem’s international operations are subject to risks similar to those affecting its U.S. operations in addition to a number of other risks, including difficulties in enforcing contractual and intellectual property rights, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates.  Other risks include, but are not limited to, exposure to different legal standards, fluctuations in currency exchange rates, impositions or increases of investment and other restrictions by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability, terrorist acts, war and difficulties in staffing and managing operations, particularly in remote locations.

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

The U.S. Environmental Protection Agency (the “EPA”) and the DOJ previously informed CPChem that they were considering a civil enforcement action against CPChem related to inspections performed in mid-2000 of CPChem’s facility in Pasadena, Texas.  This civil enforcement action stemmed from alleged violations of Section 112(r) of the Clean Air Act and related regulations, largely in connection with fires that occurred at the Pasadena facility’s K-Resin® styrene-butadiene copolymer (SBC) unit in 1999 and 2000.  On September 27, 2004, CPChem reached an agreement with the EPA and the DOJ to resolve the matter for a $1.8 million civil penalty and performance of SEPs with a value of $1.2 million.  The Contribution Agreement under which CPChem was formed provides that ConocoPhillips shall indemnify CPChem for liabilities associated with the 2000 K-Resin® SBC unit fire.  Accordingly, ConocoPhillips reimbursed CPChem for its agreed portion of the settlement.

In July and August 2004, the Texas Commission for Environmental Quality (the “TCEQ”) conducted an annual air compliance inspection at CPChem’s facility in Port Arthur, Texas.  By letter dated December 30, 2004, the TCEQ issued a Notice of Enforcement letter to CPChem with a proposed Agreed Order and recommended penalty amount of $420,036, which CPChem is disputing.  The enforcement matter and corresponding penalty are for alleged violations of state and federal reporting and record keeping requirements, fugitive emissions monitoring requirements, permit-by-rule requirements and three emission events.

In late 2001, CPChem received a Notice of Violation (NOV) from the Texas Natural Resource Conservation Commission, now the TCEQ, following an inspection of the solid waste management program at CPChem’s Cedar Bayou facility in Baytown, Texas.  The NOV pertained to the historical management of an on-site impoundment.  CPChem agreed to conduct an investigation of the unit and, in late June 2004, completed the investigation.  The investigation characterized the contents of the impoundment and identified a small groundwater plume, adjacent to and unrelated to the operation of the impoundment.  In November 2004, CPChem and TCEQ representatives agreed to move forward on addressing the groundwater plume.  TCEQ and CPChem are presently in discussions regarding the final disposition of the impoundment and the management of the materials contained within the impoundment.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Chevron Phillips Chemical Company LLC

	Years ended December 31,				July 1, 2000 (inception) through December 31, 2000

Millions	2004	2003	2002	2001
Net sales	$9,238	$6,907	$5,389	$5,871	$3,402
Net income (loss)	626	7	(30)	(480)	(241)

	December 31,
Millions	2004	2003	2002	2001	2000
Total assets	$6,872	$6,242	$6,109	$5,860	$6,673
Long-term debt, less current maturities	1,390	1,189	1,190	1,507	1,784
Members’ preferred interests	75	250	250	—	—

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

Phillips Petroleum Company’s Chemicals Business

Millions	Six months ended June 30, 2000
Net sales	$2,238
Net income	84

Chevron Chemical Company C Chem Business

Millions	Six months ended June 30, 2000
Net sales	$1,834
Net income	96

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application.  The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures.  Actual results could differ from these estimates and assumptions.

CPChem believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and made in good faith.  CPChem further believes the following represent its most critical accounting policies.  For a summary of all of CPChem’s significant accounting policies, see Part II - Item 8. Financial Statements and Supplementary Data – Note 2.

Impairment of Assets – Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally at a product line level.  If, upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  Since there are usually no quoted market prices available to determine the fair values of CPChem’s long-lived assets, fair values of impaired assets are usually determined based on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group.  This area often requires management to make complex and subjective judgments, involving significant variables such as asset lives, future product demand, and future product, feedstock and energy prices in order to estimate projected future cash flows.  Should the outlook for projected cash flows change unfavorably, material charges for impairments could occur.

Inventories – For U.S. operations, cost of product inventories is primarily determined using the dollar-value, last-in, first-out (LIFO) method.  These inventories are valued at the lower of cost or market, aggregated at a segment level.  Lower-of-cost-or-market write-downs for LIFO-valued inventories are generally considered temporary.  However, deterioration of market prices for prolonged periods of time could result in write-downs determined to be permanent in nature.

Contingencies – As facts concerning contingent liabilities become known, CPChem reassesses its position with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to those of other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available.

Results of Operations

Overview

CPChem’s business, and the chemicals industry in general, is cyclical in nature and is impacted by, among other things, product demand and the prices of raw materials, feedstocks and energy in general.  CPChem is particularly impacted by the prices of natural gas and natural gas liquids (NGLs).  During periods of extreme natural gas and NGL price volatility and corresponding spikes in natural gas and NGL prices such as those seen in recent years, CPChem is less able to recover such increased costs through product sales price increases than it could if there had been steady, sustained prices, even at elevated levels.  Business is also affected by overall domestic and global economic conditions, which drive consumer spending for durable goods.  In addition, capacity expansions or contractions contribute to the cyclical and volatile nature of the commodity chemicals industry.

CPChem’s 2004 results improved on higher volumes and margins, due in part to healthier U.S. economic conditions and an upward trend in industry operating rates.  Equity earnings from CPChem’s foreign affiliates also improved.  Overall, sales price increases outpaced the rise in feedstock costs and high energy costs.  In addition, CPChem’s continued focus on safety and operational reliability, along with aggressive management of costs and assets, contributed to increased profitability in 2004.

Condensed Consolidated Statement of Operations

	Years ended December 31,
Millions	2004	2003	2002
Net sales	$9,238	$6,907	$5,389
Equity in income of affiliates, net	218	41	22
Other revenues	102	70	62
Total revenues	9,558	7,018	5,473
Cost of goods sold	8,373	6,439	4,986
Other costs and expenses	478	503	452
Income before interest and taxes	707	76	35
Net interest expense	(66)	(64)	(59)
Income taxes	(15)	(5)	(6)
Net income (loss)	$626	$7	$(30)

2004 compared with 2003

Net income in 2004 was $626 million, representing a $619 million improvement over the $7 million of net income recorded in 2003.  Consolidated net sales revenue rose significantly in 2004 on higher overall sales prices and volumes.  Equity earnings from affiliates improved, primarily on improved results from Saudi Chevron Phillips Company (SCP) and Qatar Chemical Company Ltd. (Q-Chem).  Cost of Goods Sold rose in the 2004 period, attributable to increased feedstock costs and higher sales volumes.

2003 compared with 2002

Net income in 2003 was $7 million, compared to a $30 million loss in 2002.  Consolidated net sales revenues increased in 2003 compared with 2002 as a result of higher overall sales prices.  Other revenues increased in 2003, primarily from higher equity earnings from affiliates, in particular, earnings from SCP.  Unseasonably low U.S. natural gas inventory levels, the war in Iraq, geopolitical events in Venezuela and Nigeria, and SARS (severe acute respiratory syndrome)

in Asia, as well as other events experienced early in 2003, negatively influenced feedstock and energy costs, which offset most of the benefit of higher sales prices. Other costs and expenses rose in 2003, which included charges for certain legal settlements and accruals, workforce reductions and the closure of a research and technology pilot plant.

Income (Loss) Before Interest and Taxes by Segment

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate & Other	Consolidated
Year ended December 31, 2004	$428	$251	$58	$(30)	$707
Year ended December 31, 2003	41	27	34	(26)	76
Year ended December 31, 2002	33	(13)	40	(25)	35

Included in 2004 results were $9 million of gains on the sale of certain assets. Included in 2003 results were charges related to CPChem’s share of certain ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities, asset retirements, a pilot plant closure, employee termination benefit costs related to workforce reductions and a benefit recorded as a result of a sales and use tax audit. These and other similar types of net charges totaled $36 million in the aggregate in 2003. See subsequent segment-level discussions for additional information.

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

Olefins & Polyolefins

	Years ended December 31,
Millions	2004	2003	2002
Income before interest and taxes	$428	$41	$33

2004 compared with 2003

Olefins & Polyolefins income before interest and taxes totaled $428 million in 2004, compared with $41 million in 2003, primarily driven by improved margins and sales volumes.

Results in 2004 included a $4 million gain on the sale of assets. Results in 2003 included $13 million of charges to Selling, General and Administrative (SG&A) expense for the ChevronTexaco and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities, a $9 million charge to Research and Development depreciation related to the permanent closure of the research and technology pilot plant facility in Orange, Texas and a $5 million net benefit resulting from the sales and use tax audit that covered the period from October 1993 through June 2000.

Olefins & Polyolefins income before interest and taxes improved $387 million in 2004 compared with 2003, driven primarily by higher earnings from the olefins and polyethylene product lines. Higher revenues from increased sales prices and volumes were partially offset by higher feedstock costs. Equity earnings from affiliates also increased significantly in 2004, largely from improved results of Q-Chem. Earnings in 2004 and 2003 included gains of $4 million and $10 million, respectively, related to reductions in certain LIFO-valued inventories.

2003 compared with 2002

Olefins & Polyolefins income before interest and taxes totaled $41 million in 2003 compared with $33 million in 2002. Higher overall sales prices and volumes more than offset higher feedstock and energy costs.

Results in 2002 included a $7 million charge for the write-off of two technology projects, a $4 million charge for the remainder of the accelerated depreciation associated with the retirement in February 2002 of two polyethylene particle loop reactors at the Orange facility and a benefit related to a reduction of a customer claim accrual. Results in 2002 also included a $5 million impairment charge related to the Colton, California polyethylene pipe facility. The remaining assets of the facility were written down to their estimated net realizable value and subsequently sold during 2004. These and other similar types of net charges totaled $12 million in the aggregate in 2002. Results in 2003 included $17 million of similar types of net charges described earlier.

Results improved in 2003 compared with 2002, as higher earnings from the polyethylene, polypropylene, and polyethylene pipe product lines were partially offset by lower earnings from olefins and normal alpha olefins. Average realized sales prices and volumes were up across all the product lines. The positive effects of these improvements in sales prices and volumes were partially offset by higher feedstock and utility costs, which were driven by significantly higher average natural gas prices, particularly in the first quarter of 2003. Higher technology licensing income also contributed to the overall improvement in earnings. Equity earnings from affiliates were down slightly in 2003.

Aromatics & Styrenics

	Years ended December 31,
Millions	2004	2003	2002
Income (loss) before interest and taxes	$251	$27	$(13)

2004 compared with 2003

Aromatics & Styrenics income before interest and taxes totaled $251 million in 2004 compared with $27 million in the prior year. The improvement in results was driven primarily by higher earnings from the benzene product line.

Included in 2004 results was a $5 million net gain on the sale of assets. Included in 2003 results was $10 million of accelerated depreciation related to the closure of the UDEX benzene extraction unit at the Port Arthur, Texas facility.

Results in 2004 for Aromatics & Styrenics improved $224 million compared with 2003, primarily from higher benzene earnings, including significantly higher equity earnings from SCP. Improved results in the 2004 period were also partially attributable to the actions taken in 2003 to close the UDEX unit and idle the Port Arthur cumene plant. Sales revenues increased across all product lines as a result of higher sales prices, partially offset by lower sales volumes in benzene and paraxylene, and higher feedstock costs in most product lines. Benzene sales volumes were lower in 2004 as a result of the 2003 closure of the UDEX unit. Earnings in 2003 included a $3 million gain related to reductions in certain LIFO-valued inventories.

2003 compared with 2002

Aromatics & Styrenics income before interest and taxes totaled $27 million in 2003 compared to a $13 million loss in 2002. Higher sales revenues and equity earnings in 2003 were partially offset by higher feedstock and utility costs.

Results in 2002 included a $12 million charge related to the retirement of obsolete equipment at CPChem’s Pascagoula, Mississippi facility, a $5 million charge for the retirement of equipment rendered obsolete as a result of the modernization project at the St. James, Louisiana styrene plant and a $6 million pension plan curtailment charge related to enhanced benefits granted to terminated employees at the Puerto Rico facility. Also included in 2002 results were $4 million of accelerated depreciation related to the closure of the UDEX benzene extraction unit and $9 million of benefits related to business interruption and property casualty insurance claim settlements. These and other similar types of net charges totaled $18 million in the aggregate in 2002. Results in 2003 included $10 million of accelerated depreciation described earlier.

Results in 2002 also included a $25 million benefit related to the reversal of a lower-of-cost-or-market inventory reserve initially established in 2001. The reserve was reversed as a result of improved market conditions and prices.

Earnings were higher in 2003 compared with 2002, primarily the result of higher earnings in the benzene, polystyrene, paraxylene and styrene product lines. Significantly higher average realized sales prices for these product lines and increased sales volumes of benzene, paraxylene and styrene were partially offset by higher feedstock costs and energy prices, and costs associated with plant reconfiguration and other activities at the Puerto Rico facility. Equity earnings from SCP more than doubled in 2003 as a result of higher production and favorable benzene and cyclohexane market conditions. Lower earnings from K R Copolymer Co. Ltd., an equity affiliate, and lower feedstock margins and higher utility costs primarily drove results downward for the K-Resin® styrene-butadiene copolymer (SBC) product line.

During 2003, CPChem’s cumene unit at the Port Arthur facility was idled and the UDEX benzene extraction unit at the facility was permanently closed.

Specialty Products

	Years ended December 31,
Millions	2004	2003	2002
Income before interest and taxes	$58	$34	$40

2004 compared with 2003

Specialty Products income before interest and taxes was $58 million in 2004 compared with $34 million in 2003, as earnings from both Specialty Chemicals and Ryton® polyphenylene sulfide (PPS) polymers and compounds increased. Earnings from Ryton® PPS polymers and compounds rose primarily on higher sales volumes, partially offset by higher feedstock costs. Earnings from Specialty Chemicals increased as a result of higher sales volumes and prices, partially offset by increased feedstock costs primarily due to the higher sales volumes. Results for Specialty Products in 2003 included a $2 million net benefit from the sales and use tax audit.

2003 compared with 2002

Income before interest and taxes for Specialty Products was $34 million in 2003 compared with $40 million in 2002. Lower earnings from Ryton® PPS polymers and compounds were partially offset by higher earnings for Specialty Chemicals. Lower earnings in 2003 from Ryton® PPS polymers and compounds were due to higher product costs and SG&A expense. Improved earnings from Specialty Chemicals were attributable to higher sales prices and volumes, partially offset by increased product costs and SG&A expense. Results in 2003 included a $2 million net benefit from the sales and use tax audit. The Ryton® PPS compounding facility in LaPorte, Texas became operational in the first quarter of 2003.

Corporate and Other

	Years ended December 31,
Millions	2004	2003	2002
Income (loss) before interest and taxes	$(30)	$(26)	$(25)

Corporate and Other reported a loss before interest and taxes of $30 million in 2004 compared with a loss of $26 million in 2003. The reduction in earnings was primarily due to higher employee benefit and incentive plan expenses in 2004. Results in 2003 included employee termination benefit costs related to workforce reductions totaling $11 million. Results in 2002 included expenses related to a one-time charge for certain other employee benefit costs and also included expenses incurred in connection with the relocation of CPChem’s headquarters.

Interest expense. Interest expense totaled $75 million in 2004, $72 million in 2003 and $66 million in 2002. The increase in 2004 was attributable to higher interest rates on CPChem’s variable-rate based debt. The increase in 2003 resulted primarily from interest expense on $500 million of 5 3/8% notes issued in June 2002. Proceeds from the issuance were used to retire a portion of outstanding commercial paper which carried significantly lower interest rates. In addition, interest costs capitalized in 2003 totaled $3 million as compared with $7 million in 2002.

Interest income. Interest income totaled $9 million in 2004, $8 million in 2003 and $7 million in 2002.

Income Taxes. Income tax expense totaled $15 million in 2004, $5 million in 2003 and $6 million in 2002. The increase in 2004 was due to taxes on foreign income. CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes, whereby each member is taxable on its respective share of income and losses. However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.

Outlook

CPChem continues to maintain its focus on safety, operational reliability, improving margins and increasing sales volumes as the global economy improves. While higher sales volumes and prices bolstered CPChem’s earnings in 2004, escalating feedstock and fuel costs, driven by persistently high energy prices, are limiting margin improvements for most products. Results from CPChem’s joint ventures in the Middle East have been strong due in part to good market conditions and favorable local feedstock costs.

Various industry analysts have recently noted that improving global chemical demand, low inventories and capacity limitations are providing support for product price increases. Furthermore, the view of these analysts is that such conditions will likely continue through 2006.

Liquidity and Capital Resources

Cash balances were $63 million at December 31, 2004 and $43 million at December 31, 2003, of which $48 million and $31 million, respectively, was held by foreign subsidiaries. The increase in cash held by foreign subsidiaries was due to higher amounts of cash held for investment in the JCP project. CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing the commercial paper program for its daily operating requirements.

Operating Activities

Cash provided by operating activities in 2004 totaled $459 million, compared with $280 million during 2003. The increase reflected significantly higher earnings in 2004 partially offset by a larger net increase in non-cash working capital over the two years. Cash from operations for 2004 was negatively impacted by a $235 million increase in non-cash working capital, while the increase for 2003 was $14 million.

Cash provided by operating activities in 2003 totaled $280 million, compared with $335 million during 2002. The decrease in 2003 was driven primarily by a net increase of $14 million in non-cash working capital in 2003, compared to an $82 million net decrease in non-cash working capital in 2002. Higher earnings in 2003 partially offset the effect of the change in non-cash working capital.

Investing Activities

Capital and investment expenditures

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate & Other	Consolidated
Year ended December 31, 2004	$138	$44	$12	$7	$201
Year ended December 31, 2003	127	73	17	6	223
Year ended December 31, 2002	179	103	20	12	314

Capital and investment expenditures for Aromatics & Styrenics in 2004 and 2003, respectively, included a $4 million advance and a $20 million equity investment in Jubail Chevron Phillips Company, a 50%-owned joint venture with facilities to be located in Al Jubail, Saudi Arabia. See below for a discussion of the JCP project. Capital and investment expenditures for Olefins & Polyolefins in 2002 included a $45 million equity investment in Phillips Sumika Polypropylene Company.

In addition to the capital and investment expenditures shown above for Olefins & Polyolefins, CPChem subscribed to additional shares of and advanced Qatar Chemical Company Ltd. (Q-Chem), a CPChem equity investment, a total of $28 million in 2004, $103 million in 2003 and $210 million in 2002. See Part II - Item 8. Financial Statements and Supplementary Data – Note 5 for a further discussion of Q-Chem.

CPChem currently expects to invest a total of approximately $245 million in capital and investment expenditures in 2005. It is expected that $133 million will be invested in Olefins & Polyolefins, $81 million in Aromatics & Styrenics, and $23 million in Specialty Products, with the remainder to be spent at the corporate level. Included in estimated 2005 capital and investment expenditures are $45 million in investments in and advances towards the JCP Project.

JCP Project. Jubail Chevron Phillips Company (JCP), a joint venture company, was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia. The 1.6 billion-pound-per-year facility to be built on a site adjacent to the existing aromatics complex owned by SCP will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer processing units. Construction of the JCP facility will be in conjunction with an expansion of SCP’s benzene plant, together called “the JCP Project.” Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007. It is estimated that project completion, as defined in the JCP Project’s financing agreements, will be achieved in the first half of 2008. The project will be financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies. Financial closing of the estimated $1.2 billion JCP Project occurred in July 2004.

Q-Chem II Projects. CPChem and Qatar Petroleum announced plans in 2001 for the development of a second petrochemical project in Mesaieed, Qatar (Q-Chem II), designed to produce polyethylene and NAO on a site adjacent to the existing Q-Chem complex.

In connection with the Q-Chem II joint venture, CPChem and Qatar Petroleum entered into a separate agreement in 2002 with Atofina (now Total Petrochemical) and Qatar Petrochemical Company, establishing a joint venture to develop an ethane cracker in northern Qatar at Ras Laffan Industrial City.

Request for final approval of the Q-Chem II projects by CPChem’s board of directors is expected in 2005, with start-up anticipated in 2008. Preliminary financing plans for the projects include equity contributions from the co-venturers and limited recourse loans from commercial banks and an export credit agency.

Financing Activities

Cash provided by (used in) financing activities totaled $(260) million in 2004, $49 million in 2003 and $115 million in 2002. Commercial paper balances outstanding increased $201 million during 2004, while secured borrowings under the accounts receivable securitization program decreased $100 million. Also included in 2004 financing activities were $175 million of voluntary redemptions of members’ preferred interests, $55 million of distributions on members’ preferred interests and $118 million of distributions to members to fund the members’ estimated federal and state income tax liabilities attributable to CPChem. Activities in 2003 included $32 million of contributions from members and a $17 million net increase in debt. During 2002, commercial paper outstanding decreased $808 million, primarily with proceeds from the issuance of $500 million of 5 3/8% notes and from the sale of $250 million of members’ preferred interests.

On July 30, 2004, CPChem entered into an $800 million five-year credit facility with various banks that provides committed credit support for CPChem’s commercial paper program. Effective with the closing of the new credit facility, CPChem terminated its existing $400 million 364-day and $400 million three-year credit facilities. There were no borrowings under any of the current or prior credit facilities during 2004, 2003 or 2002.

Notes issued under CPChem’s commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less. These borrowings totaled $385 million at December 31, 2004 and were classified as Long-Term Debt since CPChem’s intent is to refinance or replace the obligations on a long-term basis and CPChem has an $800 million credit commitment in effect with a remaining term that exceeds one year.

CPChem had $200 million of short-term borrowings outstanding at December 31, 2004 under its trade receivables securitization program. The agreement allows for borrowings up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding. The trade receivables securitization agreement expires on May 17, 2005. CPChem intends to request an extension of the expiration date of the current agreement to May 2006.

In 2002, CPChem sold $250 million of members’ preferred interests, purchased 50% each by ChevronTexaco and ConocoPhillips. Proceeds from the sale were used to retire a portion of outstanding commercial paper obligations. In 2004, CPChem voluntarily redeemed $175 million of members’ preferred interests and paid $55 million of distributions on members’ preferred interests. There were no redemptions or preferred distributions paid in 2003 or 2002. It is currently anticipated that the remaining $75 million of outstanding members’ preferred interests will be redeemed during 2005.

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

Contractual Obligations

Contractual obligations, including debt obligations, at December 31, 2004 were as follows:

		Payments Due
Millions	Total	2005	2006-2007	2008-2009	Thereafter
Secured borrowings	$200	$200	$—	$—	$—
Commercial paper	385	—	—	385	—
Long-term debt	1,000	—	500	—	500
Other debt, including current portions	9	1	2	3	3
Other long-term liabilities included in the consolidated balance sheet	65	—	38	16	11
Operating lease obligations	209	25	72	31	81
Purchase obligations	3,513	1,352	1,820	171	170
Total	$5,381	$1,578	$2,432	$606	$765

See also Part II - Item 8. Financial Statements and Supplementary Data – Note 8 for further discussion related to debt obligations and Note 13 for a discussion related to operating lease obligations.

Secured Borrowings. This represents borrowings related to the accounts receivable securitization program that provides committed credit support for the commercial paper program.

Commercial Paper. The payments due period corresponds with the expiration date of the $800 million bank credit facility that provides committed credit support for the commercial paper program.

Other Long-term Liabilities Included in the Consolidated Balance Sheet. The amounts consist primarily of obligations related to various employee benefit plans, excluding pension plans.

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

The above contractual obligations do not include CPChem’s anticipated funding under its pension plans. Based on internal and actuarial assumptions used in conjunction with the determination of future projected benefit obligations, it is estimated that annual funding of approximately $35 million into CPChem’s existing pension plans would be sufficient for the plans to achieve fully funded status over a ten year planning horizon. This level of funding would be in excess of future expected minimum regulatory funding requirements. Actual annual funding levels may differ from this estimate due to, among other things, economic conditions, actual pension asset returns and changes in business plans.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is generally any transaction, agreement or other contractual arrangement involving an unconsolidated entity of a company under which such company has (1) made certain guarantees, (2) a retained or a contingent interest in assets transferred to an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, (3) an obligation, including a contingent obligation, under derivative instruments classified as equity or (4) any obligation, including a contingent obligation, arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. Other than certain guarantees related to its equity affiliates and a residual guarantee related to a lease, CPChem has no material off-balance sheet arrangements of this nature. See Part II - Item 8. Financial Statements and Supplementary Data – Note 5 for a discussion of certain guarantees related to CPChem’s equity affiliates and Note 10 for a discussion of the residual guarantee.

Other

Other Factors That May Affect Future Performance

Cyclicality and Overcapacity in the Petrochemicals Business. The petrochemicals industry is both cyclical and volatile. Historically, the industry has experienced periods of tight supply, resulting in increased prices and profit margins. This is typically followed by periods of substantial capacity expansion, resulting in oversupply and declining prices and profit margins. As a result of changes in supply and demand for products, changes in energy prices and changes in various other economic conditions around the world, CPChem’s sales volumes and profit margins may fluctuate, not only from year to year, but also from quarter to quarter.

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

Environmental, Health and Safety. The petrochemicals business is highly regulated, subject to increasingly stringent laws and regulations addressing environmental, health and safety matters. Such matters include, but are not limited to, air pollutant emissions, discharges of treated wastewater, stormwater runoff, solid waste management, workplace safety, and contamination. Violations of these laws and regulations often result in monetary penalties and corrective action, but depending on the severity of the violation, could result in substantial fines, criminal sanctions, permit revocation and/or facility shutdowns.

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

CPChem incurs, and expects to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair equipment dealing with pollution control. By 2007, industrial facilities in the eight counties in and around Houston, Texas, including certain facilities that CPChem owns, must comply with new nitrogen oxide (NOx) emission standards. These new standards are being phased in between 2003 and 2007. Modifications to existing equipment and the installation of additional control equipment are required to meet these new NOx standards. CPChem expects that total capital expenditures of approximately $100 million will be required during this period to comply with these standards. To date, CPChem has invested approximately $75 million ($30 million in 2004) of such expenditures.

In addition, new regulations were issued in 2004 concerning emissions of highly reactive volatile organic compounds (HRVOCs). CPChem expects that total capital expenditures of approximately $20 million will be required to comply with the monitoring aspects of these regulations. CPChem invested $2 million of such capital expenditures in 2004. While CPChem cannot determine if additional expenditures will be required until monitoring capabilities are in place, CPChem currently believes that additional expenditures required, if any, will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

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

International Operations. International operations are exposed to different political, economic and regulatory risks that are not faced by businesses that operate solely in the United States. Some of CPChem’s operations, including certain of its equity affiliates, are outside the continental United States, with manufacturing facilities in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Domestic assets totaled $5.341 billion as of December 31, 2004 and net sales from domestic operations were $7.754 billion in 2004. Assets located outside of the U.S. as of December 31, 2004 totaled $1.531 billion and net sales from non-U.S. operations were $1.484 billion in 2004. Asset and net sales calculations were determined based on location of the operation. CPChem’s international operations are subject to risks similar to those affecting CPChem’s U.S. operations in addition to a number of other risks, including difficulties in enforcing contractual and intellectual property rights, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates. Other risks include, but are not limited to, exposure to different legal standards, impositions or increases of investment and other demands by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability, and difficulties in staffing and managing operations, particularly in remote locations. In addition, terrorist acts, if directed at CPChem operations, could have a material adverse effect on CPChem’s business.

Foreign Currency Risk. Internationally, CPChem operates facilities in eight countries and sells product in many other countries, resulting in transactions denominated in various currencies. As such, CPChem is exposed to foreign currency risk to the extent there are devaluations and fluctuations in the exchange rates of the local currencies of those countries against the U.S. dollar and other foreign currencies which may adversely affect revenues and margins. The potential foreign currency transaction gain (or loss) from a hypothetical 10% decrease (or increase) in the value of the U.S. dollar relative to those local currencies was approximately $11 million in the aggregate at December 31, 2004.

Interest Rate Risk. Because CPChem’s commercial paper obligations have maturities of 90 days or less and are generally reissued upon maturity, the debt is considered variable-rate based. The secured debt issued in connection with the accounts receivable securitization program is also variable-rate based. A hypothetical 100 basis point change (a one percentage point change) in the weighted average interest rates of the outstanding balances at December 31, 2004 of these debt instruments would impact interest expense by approximately $6 million annually in the aggregate.

Contingencies

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

See Part II - Item 8. Financial Statements and Supplementary Data – Note 11 for further discussion of contingencies.

New Accounting Pronouncements

See Part II - Item 8. Financial Statements and Supplementary Data – Note 2 – “Accounting Pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Other.”

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Chevron Phillips Chemical Company LLC

Page

Report of Independent Registered Public Accounting Firm

32

Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002

33

Consolidated Balance Sheet at December 31, 2004 and 2003

34

Consolidated Statement of Members’ Capital for the years ended December 31, 2004, 2003 and 2002

35

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

36

Notes to Consolidated Financial Statements

37

Selected Quarterly Financial Data (Unaudited)

67

The following financial statements are presented in accordance with the Securities and Exchange Commission’s rules pertaining to equity affiliates deemed to be “significant.”

Saudi Chevron Phillips Company

Auditors’ Report

68

Balance Sheet at December 31, 2004, 2003 and 2002

69

Statement of Income for the years ended December 31, 2004, 2003 and 2002

70

Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

71

Statement of Changes in Partners’ Equity for the years ended December 31, 2004, 2003 and 2002

72

Notes to the Financial Statements

73

Qatar Chemical Company Ltd. (Q-Chem)

Report of the Auditors

82

Auditors' Report

83

Balance Sheet at December 31, 2004, 2003 and 2002

84

Statement of Income for the years ended December 31, 2004, 2003 and 2002

85

Statement of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

86

Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

87

Notes to the Financial Statements

88

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Chevron Phillips Chemical Company LLC:

We have audited the accompanying consolidated balance sheets of Chevron Phillips Chemical Company LLC (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Qatar Chemical Company Ltd. (Q-Chem), (a joint venture company in which the Company has a 49% interest), as of December 31, 2004 and for the year then ended have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Q-Chem, it is based solely on their report. In the consolidated financial statements, the Company’s investment in Q-Chem is stated at $387 million at December 31, 2004 and the Company’s equity in the net income of Q-Chem is stated at $57 million for the year then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chevron Phillips Chemical Company LLC at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Houston, Texas

February 14, 2005

Chevron Phillips Chemical Company LLC

Consolidated Statement of Operations

	Years ended December 31,
Millions	2004	2003	2002
Revenue
Net sales	$9,238	$6,907	$5,389
Equity in income of affiliates, net	218	41	22
Other income	102	70	62
Total revenue	9,558	7,018	5,473

Costs and Expenses
Cost of goods sold	8,373	6,439	4,986
Selling, general and administrative	436	448	399
Asset impairments	—	—	6
Research and development	42	55	47
Total costs and expenses	8,851	6,942	5,438

Income Before Interest and Taxes	707	76	35

Interest income	9	8	7
Interest expense	(75)	(72)	(66)

Income (Loss) Before Taxes	641	12	(24)

Income taxes	(15)	(5)	(6)

Net Income (Loss)	626	7	(30)

Distributions on members’ preferred interests	(21)	(23)	(11)

Income (Loss) Attributed to Members’ Interests	$605	$(16)	$(41)

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Balance Sheet

	December 31,
Millions	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$63	$43
Accounts receivable, net – trade	1,140	775
Accounts receivable, net – affiliates	126	87
Inventories	784	700
Other current assets	43	31
Total current assets	2,156	1,636

Property, plant and equipment	7,903	7,744
Less: accumulated depreciation	4,135	3,880
Net property, plant and equipment	3,768	3,864

Investments in and advances to affiliates	893	673
Other assets and deferred charges	55	69

Total Assets	$6,872	$6,242

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable – trade	$665	$521
Accounts payable – affiliates	219	146
Accrued income and other taxes	60	54
Accrued salaries, wages and benefits	102	92
Secured borrowings and other debt	201	314
Other current liabilities and deferred credits	94	57
Total current liabilities	1,341	1,184

Long-term debt	1,390	1,189
Other liabilities and deferred credits	91	109

Total liabilities	2,822	2,482

Members’ preferred interests	75	250

Members’ capital	3,925	3,478
Accumulated other comprehensive income	50	32

Total Liabilities and Members’ Equity	$6,872	$6,242

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Members’ Capital

Millions	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2001	$3,450	$(16)	$3,434

Net income (loss)	(30)	—	(30)
Foreign currency translation adjustments	—	23	23
Total comprehensive income (loss)			(7)
Contributions from members	86	—	86
Distributions on members’ preferred interests	(11)	—	(11)
Other distributions to members	(1)	—	(1)

Balance on December 31, 2002	3,494	7	3,501

Net income	7	—	7
Foreign currency translation adjustments	—	25	25
Total comprehensive income			32
Distributions on members’ preferred interests	(23)	—	(23)

Balance on December 31, 2003	3,478	32	3,510

Net income	626	—	626
Foreign currency translation adjustments	—	21	21
Minimum pension liability adjustments	—	(3)	(3)
Total comprehensive income			644
Distributions on members’ preferred interests	(21)	—	(21)
Other distributions to members	(158)	—	(158)

Balance on December 31, 2004	$3,925	$50	$3,975

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Cash Flows

	Years ended December 31,
Millions	2004	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$626	$7	$(30)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	281	298	291
Asset impairments	—	—	6
Undistributed equity in income of affiliates, net	(197)	(28)	(6)
Changes in operating working capital	(235)	(14)	82
Other operating cash flow activity	(16)	17	(8)
Net cash flows provided by operating activities	459	280	335

Cash Flows From Investing Activities
Capital and investment expenditures	(201)	(223)	(314)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	(28)	(103)	(210)
Advance repayment from Saudi Chevron Phillips Company	32	—	—
Proceeds from the sale of assets	18	1	2
Net cash flows used in investing activities	(179)	(325)	(522)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	201	(1)	(808)
Increase (decrease) in secured borrowings, net	(100)	10	91
Increase (decrease) in other debt, net	(13)	8	500
Proceeds from the issuance of members’ preferred interests	—	—	250
Redemptions of members’ preferred interests	(175)	—	—
Distributions on members’ preferred interests	(55)	—	—
Contributions from members	—	32	76
Other distributions to members	(118)	—	(1)
Post-closing adjustments from members	—	—	7
Net cash flows provided by (used in) financing activities	(260)	49	115

Net Increase (Decrease) in Cash and Cash Equivalents	20	4	(72)
Cash and Cash Equivalents at Beginning of Period	43	39	111
Cash and Cash Equivalents at End of Period	$63	$43	$39

Supplemental Disclosures of Cash Flow Information
Changes in operating working capital
Decrease (increase) in accounts receivable	$(408)	$(100)	$3
Decrease (increase) in inventories	(77)	13	(54)
Decrease (increase) in other current assets	(13)	(5)	1
Increase in accounts payable	216	70	142
Increase (decrease) in accrued income and other taxes	6	1	(4)
Increase (decrease) in other current liabilities	41	7	(6)
Total	$(235)	$(14)	$82
Cash paid for interest	$70	$70	$73
Cash paid for income taxes	$18	$5	$7

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Consolidated Financial Statements

Note 1.   Nature of Operations

Chevron Phillips Chemical Company LLC, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Phillips Chemical Company LLC is a limited liability company formed under Delaware law, owned 50% each by ChevronTexaco Corporation (ChevronTexaco) and ConocoPhillips, collectively, the “members.”

The company is governed by a Board of Directors, currently comprised of six representatives, under the terms of a limited liability company agreement. ChevronTexaco and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of the company are non-voting representatives. Certain major decisions and actions require the approval of the Board of Directors. All decisions and actions of the Board of Directors require the approval of at least one representative of both ChevronTexaco and ConocoPhillips.

Note 2.   Summary of Significant Accounting Policies

Basis of Financial Statements – The accompanying consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly owned subsidiaries (collectively, “CPChem”). All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Investments in affiliates in which CPChem has 20% to 50% of the voting control are accounted for using the equity method. Other securities and investments are carried at the lower of cost or market. Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Estimates, Risks and Uncertainties – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Accounts receivable is shown net of a $7 million allowance for estimated non-recoverable amounts at both December 31, 2004 and 2003.

There are varying degrees of risk and uncertainty in each of the countries in which CPChem operates. CPChem insures its business and assets against material insurable risks in a manner it deems appropriate. Because of the diversity of its operations, CPChem believes any loss incurred from an uninsured event in any one business or country, other than a terrorist act directed at CPChem operations, would not have a material adverse effect on operations as a whole.

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

In February 2005, the SEC provided guidance regarding the disclosure of the accounting for “buy/sell” arrangements.  In limited and infrequent situations, to facilitate the procurement of feedstock or to otherwise manage its feedstock supply chain, CPChem enters into buy/sell agreements with the same counterparty.  These transactions are reflected on a gross basis in the consolidated statement of operations.  The amounts associated with these transactions are not material to Net Sales or Cost of Goods Sold as reported in the consolidated statement of operations.

Cash and Cash Equivalents – Cash equivalents are highly liquid, short-term investments readily convertible to known amounts of cash that have original maturities of three months or less from date of purchase.

Inventories – For U.S. operations, cost of product inventories is primarily determined using the dollar-value, last-in, first-out (LIFO) method. These inventories are valued at the lower of cost or market, aggregated at a segment level. Lower-of-cost-or-market write-downs for LIFO-valued inventories are generally considered temporary. For operations outside the United States, product inventories are valued using a combination of the first-in, first-out (FIFO) and weighted average methods. Materials and supplies inventories are carried at average cost.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Property, plant and equipment is comprised of assets, defined as property units, with an initial expected economic life beyond one year. Asset categories are used to compute depreciation and amortization using the straight-line method over the associated estimated future useful lives.

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

If, upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. The fair values of impaired assets are usually determined based on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group, as quoted market prices in active markets are generally not available.

The expected future cash flows used for impairment reviews and related fair value calculations are based on projected production volumes, sales volumes, prices and costs, considering available information at the date of review.

Maintenance and Repairs – Maintenance and repair costs, including turnaround costs of major producing units, are expensed as incurred.

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

Capitalization of Interest – Interest costs incurred to finance projects of at least $75 million and that are longer than one year in duration, and interest costs associated with investments in equity affiliates that have their planned principal operations under construction, are capitalized until commercial production begins. Capitalized interest is amortized over the life of the associated asset. Unamortized capitalized interest totaled $42 million at December 31, 2004 and $44 million at December 31, 2003. Interest costs capitalized in 2004 totaled $1 million. Interest costs capitalized in 2003 totaled $3 million and in 2002 totaled $7 million, both of which were primarily associated with CPChem’s investment in Qatar Chemical Company Ltd. (Q-Chem).

Income Taxes – CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes whereby each member is taxable on its respective share of income and loss. However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities, and for any foreign taxes incurred. CPChem follows the liability method of accounting for these income taxes.

Accounting Pronouncements – Effective January 1, 2004, CPChem adopted Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both a liability and of equity. Generally, it requires that an issuer classify such financial instruments as liabilities because they embody an obligation of the issuer. Because CPChem has no financial instruments outstanding that fall within the scope of this new standard, implementation of this standard did not have an impact on consolidated results of operations, financial position or liquidity. CPChem’s outstanding preferred members’ interests currently do not fall within the scope of this standard because they contain redemption provisions that create a conditional, rather than mandatory, obligation of CPChem. In the event that CPChem’s ratio of debt to total capitalization reaches a stated level, a portion of the outstanding preferred members’ interests will be reclassified as a liability.

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN No. 46(R)) which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”). A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46(R) requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of the residual returns of the VIE.  FIN No. 46(R) also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46(R) apply immediately to VIEs created after December 31, 2003, and for CPChem, which is considered to be a nonpublic entity as it relates to FIN No. 46(R), the consolidation requirements applied to pre-existing VIEs effective January 1, 2005.  CPChem believes that FIN No. 46(R) will not require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  The statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring that such costs be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  For CPChem, the provisions of SFAS No. 151 are effective January 1, 2006.  CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for Non-Monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions.  This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange does not have commercial substance if the future cash flows of the entity are not expected to change significantly as a result of the exchange.  For CPChem, the provisions of SFAS No. 153 are effective July 1, 2005.  CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.          Transactions with Affiliates

Significant transactions with affiliated parties, including equity affiliates, were as follows:

	Years ended December 31,
Millions	2004	2003	2002
Net sales (a)	$1,158	$858	$662
Other income	45	28	32
Cost of goods sold (b,c)	2,489	1,622	1,189
Selling, general and administrative (c,d)	23	26	27

(a)          CPChem sells ethylene residue gas to ConocoPhillips’ crude oil refining operations; specialty chemicals, alpha olefin products and aromatics and styrenics by-products to ChevronTexaco; and feedstocks and various services to non-consolidated equity companies, all at prices that approximate market.

(b)         CPChem purchases various feedstocks from ChevronTexaco and ConocoPhillips, and also purchases finished product from non-consolidated equity companies.  In addition, ChevronTexaco and ConocoPhillips provide CPChem certain common facility and manufacturing services at some of CPChem’s facilities.

(c)          ConocoPhillips and ChevronTexaco provide various services to CPChem under services agreements, including engineering consultation, research and development, laboratory services, security services, procurement services and pipeline operating services.

(d)         Amounts include billings in 2004, 2003 and 2002 to Qatar Chemical Company Ltd. (Q-Chem), an equity affiliate, credited to expense.

The K-Resin® styrene-butadiene copolymer (SBC) plant at the Pasadena Plastics Complex in Pasadena, Texas, while still owned by ConocoPhillips, was idled in March 2000 due to a fire. The contribution agreement that was entered into upon the formation of CPChem contained certain provisions related to pre-established K-Resin® SBC plant earnings and production targets. In accordance with those provisions, ConocoPhillips made member contributions of $22 million in 2003 and $38 million in 2002.

See also Note 9 for a discussion of members’ preferred interests and Note 15 for a discussion of tax distributions to members.

Note 4.          Inventories

Inventories were as follows:

	December 31,
Millions	2004	2003
LIFO inventories
Olefins & Polyolefins	$267	$288
Aromatics & Styrenics	169	136
Specialty Products	48	49
Total LIFO inventories	484	473
Non-LIFO inventories
Olefins & Polyolefins	111	78
Aromatics & Styrenics	91	53
Specialty Products	47	44
Total non-LIFO inventories	249	175
Materials, supplies and other	51	52
Total inventories	$784	$700

The excess of replacement cost over book value of product inventories valued under the LIFO method was $396 million at December 31, 2004 and $194 million at December 31, 2003.

CPChem recorded $4 million of gains in 2004 (Olefins & Polyolefins) and $13 million of gains in 2003 ($10 million in Olefins & Polyolefins and $3 million in Aromatics & Styrenics) related to reductions in certain LIFO-valued inventories.

Note 5.          Investments in and Advances to Affiliates

CPChem’s investments in its affiliates are accounted for using the equity method.  These affiliates are also engaged in the manufacturing and marketing of petrochemicals.  The carrying amounts of these investments were as follows:

		December 31,
Millions	Ownership	2004	2003
Qatar Chemical Company Ltd. (Q-Chem)	49%	$387	$296
Saudi Chevron Phillips Company	50%	303	194
Jubail Chevron Phillips Company	50%	27	20
Chevron Phillips Singapore Chemicals (Private) Limited	50%	58	48
Phillips Sumika Polypropylene Company	60%*	52	53
K R Copolymer Co., Ltd.	60%	42	42
Shanghai Golden Phillips Petrochemical Company Limited	40%	24	20
Total investments		$893	$673

* Profit/loss sharing percentage.

Dividends received from equity affiliates totaled $21 million in 2004, $13 million in 2003 and $16 million in 2002.  CPChem’s members’ capital at December 31, 2004 included $69 million of undistributed net earnings (losses) from equity affiliates and $(128) million at December 31, 2003.

Phillips Sumika Polypropylene Company and K R Copolymer Co., Ltd. are not consolidated because CPChem does not have voting control of these entities.

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem), a joint venture company, was formed in 1998 to develop a petrochemical complex in Qatar.  The complex achieved project completion, as defined in Q-Chem’s $750 million senior bank financing agreement, on September 16, 2004.  Upon project completion, CPChem’s obligations to advance funds under its subordinated loan agreement with Q-Chem were terminated.  In addition, the completion guarantees under Q-Chem’s senior bank financing were terminated and the bank financing became non-recourse with respect to the co-venturers.  Prior to achieving project completion, as required under the subordinated loan agreement, CPChem advanced Q-Chem $85 million in 2003 and $210 million in 2002.  No advances were made in 2004.  In addition, as required by the completion guarantees, CPChem subscribed to $28 million of additional shares of Q-Chem in 2004 and $18 million of shares in 2003 to fund its ownership share of the periodic debt service payments of Q-Chem.  No shares were subscribed to in 2002.

CPChem has agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service payments on the bank financing.  CPChem believes it is unlikely that funding under this support agreement will be required.

CPChem also agreed to provide loans to Q-Chem through December 2006 if there is insufficient cash to make Q-Chem’s target debt service payments.  These loans are limited to the amount of lost operating margins resulting from sales volumes being less than design capacity, or the actual cash deficiency, whichever is less.  CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem previously described are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.  Advances to Q-Chem, including accrued interest, under the subordinated loan agreement totaled $310 million at December 31, 2004 and $303 million at December 31, 2003.

CPChem entered into an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production.  CPChem has also entered into an offtake and credit risk agreement with Q-Chem, under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement.  CPChem has no exposure to price risk for volumes it may be obligated to purchase under the terms of the offtake agreement.  The offtake and credit risk agreement expires upon the earlier of the repayment in full by Q-Chem of its outstanding bank financing, currently scheduled to mature in 2012, or any refinancing thereof.  CPChem expects that it will be able to sell all the production under the terms of the agency agreement.

CPChem records its 49% share of Q-Chem’s operating results using the equity method.  Q-Chem is considered to be a VIE under the provisions of FIN No. 46(R).  CPChem’s maximum exposure to loss per FIN No. 46(R) was $387 million at December 31, 2004.  This amount represents CPChem’s carrying value of its investment in and advances to Q-Chem, including accrued interest.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP), a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia, was originally financed with loans from commercial banks and a Saudi Arabian governmental agency.  In July 2004, SCP refinanced its commercial bank loans, and as a result, CPChem’s contingent obligation to fund up to $25 million of SCP’s debt service payments was terminated.  The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency for the duration of the loans.  Chevron Phillips Chemical Company LLC is not a direct party to this guarantee.  These loans totaled $69 million (gross) at December 31, 2004.  CPChem believes it is unlikely that funding under this guarantee will be required.  SCP is not considered to be a VIE under the provisions of FIN No. 46(R).

Under the terms of a sales and marketing agreement that runs through 2026, CPChem is obligated to purchase, at market prices, 100% of production from the plant less any quantities sold by SCP in the Middle East.  CPChem has no exposure to price risk for volumes it may be obligated to purchase and believes that it will continue to be able to sell all the purchased production required under the terms of the sales and marketing agreement.

Jubail Chevron Phillips Company

Jubail Chevron Phillips Company (JCP), a joint venture company, was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia.  The 1.6 billion-pound-per-year facility, to be built on a site adjacent to the existing aromatics complex owned by SCP, will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer processing units.  Construction of the JCP facility will be in conjunction with an expansion of SCP’s benzene plant, together called “the JCP Project.”  Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007.  It is estimated that project completion, as defined in the JCP Project’s financing agreements, will be achieved in the first half of 2008.  JCP is not considered to be a VIE under the provisions of FIN No. 46(R).

The project will be financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”).  Principal and accrued interest outstanding under the commercial bank loans totaled $50 million at December 31, 2004.  Principal and accrued interest outstanding under loans from one of the governmental agencies totaled $42 million at December 31, 2004, while no amounts were outstanding under the loan agreements with the second governmental agency.

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

Certain bridge loan guarantees obligate the JCP co-venturers to each repay their respective 50% share of certain commercial bank loans to JCP and SCP if the loans from the second Saudi Arabian governmental agency are not available for borrowings one year after financial closing of the commercial loan facilities.

Under the terms of completion guarantees, the commercial bank lenders and the first Saudi Arabian governmental agency have the right to demand from each JCP Project co-venturer, on a pro rata basis, funds to cover the debt service requirements associated with the JCP Project that are due after March 31, 2009 until project completion.  Furthermore, if the project is not completed by March 31, 2010, the commercial bank lenders and the first Saudi Arabian governmental agency have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest.

The subsidiary of CPChem which directly owns the 50% interest in JCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans payable by JCP to the second Saudi Arabian governmental agency for the duration of the loans.  Chevron Phillips Chemical Company LLC is not a direct party to this guarantee.

In addition to the above guarantees, CPChem guaranteed payment to a contractor for certain construction costs of the project, limited to a maximum of $103 million. The guarantee remains in effect until payment for those construction costs is made.  CPChem also granted a guarantee related to the delivery of stated amounts of JCP’s styrene monomer production to a JCP customer, limited to a maximum of $8 million.  This guarantee terminates upon the achievement of commercial production of styrene by JCP.

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP Project totaled $4 million at December 31, 2004.  The liabilities were recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments.  CPChem believes it is unlikely that performance under any of the guarantees will be required.  However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Equity Investments’ Financial Information

In accordance with the Securities and Exchange Commission’s rules pertaining to equity investments that are deemed to be “significant,” summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Qatar Chemical			Saudi Chevron
	Company Ltd. (Q-Chem)			Phillips Company
	Years ended December 31,			Years ended December 31,
Millions	2004	2003	2002	2004	2003	2002
Revenues	$324	$73	$—	$665	$392	$310
Income (loss) before income taxes	129	(40)	(22)	304	115	47
Net income (loss)	117	(40)	(22)	304	115	47

	December 31,			December 31,
	2004	2003	2002	2004	2003	2002
Current assets	$265	$111	$22	$388	$197	$116
Noncurrent assets	880	940	937	460	475	504
Current liabilities	110	104	62	137	87	83
Noncurrent liabilities	889	974	920	135	294	340

	All Others
	in the Aggregate
	Years ended December 31,
Millions	2004	2003	2002
Revenues	$951	$682	$628
Income before income taxes	33	13	27
Net income	28	10	23

	December 31,
	2004	2003	2002
Current assets	$295	$196	$188
Noncurrent assets	412	357	340
Current liabilities	134	105	98
Noncurrent liabilities	191	90	109

Note 6.          Property, Plant and Equipment

Property, plant and equipment was as follows:

	December 31,
Millions	2004	2003
Olefins & Polyolefins	$5,086	$4,966
Aromatics & Styrenics	2,060	2,048
Specialty Products	589	568
Other	168	162
Gross property, plant and equipment, at cost	7,903	7,744
Accumulated depreciation	4,135	3,880
Net property, plant and equipment	$3,768	$3,864

Approximately $6.4 billion of gross property, plant and equipment at December 31, 2004 consisted of chemical plant assets depreciated on estimated useful lives of approximately 25 years.  Other non-plant items, such as furniture, fixtures, buildings and automobiles, have estimated useful lives ranging from 5 to 45 years, with a weighted average of 27 years. Assets under construction totaled $136 million at December 31, 2004 and $167 million at December 31, 2003.

Asset impairment charges totaling $6 million were recorded in 2002, consisting primarily of a $5 million charge related to CPChem’s Colton, California polyethylene pipe facility, which was part of the Olefins & Polyolefins segment.  The remaining assets of the facility, which were written down to a $1 million estimated net realizable value, were classified as assets held for sale and were included in Other Current Assets at December 31, 2003.  The assets were sold during 2004.

Note 7.          Environmental Liabilities

CPChem is subject to federal, state and local environmental laws and regulations that may result in obligations to mitigate or remove the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at its sites.  Undiscounted accrued environmental liabilities totaled $6 million at both December 31, 2004 and 2003.  There were no accrued environmental costs associated with discontinued or sold operations.

Note 8.          Debt

Long-term debt, net of applicable debt discounts, was as follows:

	December 31,
Millions	2004	2003
7% notes due 2011	$500	$500
5 3/8% notes due 2007	500	500
Commercial paper	385	184
Other	9	10
Subtotal	1,394	1,194
Unamortized debt discount	(4)	(5)
Total long-term debt	$1,390	$1,189

In addition to the information presented, CPChem had secured borrowings outstanding totaling $200 million at December 31, 2004 and $300 million at December 31, 2003 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $665 million and $459 million of trade receivables, respectively.  The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding.  Borrowings under the agreement are reduced or security interests in new trade receivables are granted as the receivables are collected by CPChem.  The trade receivables securitization agreement expires on May 17, 2005.  CPChem intends to request an extension of the expiration date of the current agreement to May 2006.  The interest rate of borrowings outstanding under the agreement was 2.20% at December 31, 2004 and 1.07% at December 31, 2003, and averaged 1.37% in 2004, 1.21% in 2003 and 1.63% in 2002.

In 2002, Chevron Phillips Chemical Company LLC and its wholly owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes.  The notes mature in 2007 and interest is payable semiannually.  In 2001, Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP jointly and severally issued $500 million of senior unsecured 7% notes.  These notes mature in 2011 and interest is also payable semiannually.  Both series of notes contain certain covenants, such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations, which CPChem does not consider to be restrictive to normal operations.

Notes issued under CPChem’s commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less.  These commercial paper borrowings are classified as Long-Term Debt since CPChem’s intent is to refinance or replace the obligations on a long-term basis and CPChem has a committed backup credit facility in effect.  The weighted average interest rate of commercial paper borrowings outstanding was 2.35% at December 31, 2004 and 1.07% at December 31, 2003, and averaged 1.54% in 2004, 1.23% in 2003 and 2.02% in 2002.

On July 30, 2004, CPChem entered into an $800 million five-year credit facility with various banks that provides committed credit support for the commercial paper program.  Effective with the closing of the new credit facility, CPChem terminated the existing $400 million 364-day and $400 million three-year credit facilities.  The current agreement contains covenants and events of default typical of bank revolving credit facilities, such as restrictions on liens.  The agreement also contains a provision requiring the maintenance of ownership of CPChem by ChevronTexaco and ConocoPhillips of at least 50% in the aggregate.  Provisions under this agreement are not considered to be restrictive to normal operations.  There were no borrowings under any of the current or prior credit facilities during 2004, 2003 or 2002.

CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, CPChem does not have any debt obligations whose maturities would be accelerated as the result of a credit rating downgrade.

Note 9.          Members’ Preferred Interests

On July 1, 2002, CPChem sold $250 million of members’ preferred interests, purchased 50% each by ChevronTexaco and ConocoPhillips.  Proceeds from the sale were used to retire a portion of outstanding commercial paper obligations.  Preferred distributions are cumulative at 9% per annum and are payable quarterly from cash earnings, as defined in CPChem’s Second Amended and Restated Limited Liability Company Agreement.  The securities have no stated maturity date and are mandatorily redeemable quarterly, in increments of $25 million, if CPChem’s ratio of debt to total capitalization reaches a stated level.  Members’ preferred interests are also redeemable at CPChem’s option.

In 2004, CPChem voluntarily redeemed $175 million of members’ preferred interests and paid $55 million of distributions on members’ preferred interests.  There were no redemptions or preferred distributions paid in 2003 or 2002.  Accrued preferred distributions payable, included in Other Current Liabilities and Deferred Credits, totaled $34 million at December 31, 2003.  There were no accrued preferred distributions payable at December 31, 2004.

Note 10.    Guarantees, Commitments and Indemnifications

Guarantees

CPChem’s headquarters building is leased under a synthetic lease agreement entered into in 2002.  A synthetic lease is a lease that qualifies as an operating lease for financial accounting purposes and as a capital lease for federal tax purposes.  The lease contains a fixed price purchase option and a residual guarantee.  The purchase option price was considered to be the fair market value of the building at the inception of the lease.  If CPChem does not extend the lease or exercise the purchase option upon the expiration of the lease in 2007, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed $27 million.  CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to consolidated results of operations, financial position or liquidity.

See Note 5 for a discussion of certain guarantees related to Q-Chem, SCP and JCP.

Commitments

See Note 13 for a discussion of commitments under non-cancelable operating leases.

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

Note 11.    Contingent Liabilities

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

As facts concerning contingent liabilities become known, CPChem reassesses its position with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to those of other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available.

CPChem is a party to certain asbestos lawsuits for which the financial responsibility between CPChem and ConocoPhillips is disputed.  CPChem and ConocoPhillips are attempting to resolve where the financial responsibility for these lawsuits rests.  In the meantime, ConocoPhillips is managing and defending these lawsuits.  In the event the financial responsibility for these lawsuits is ultimately determined to rest with CPChem, CPChem may be required to record a charge to operations that could be material to the period reported.

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

Electricity Deregulation

Legislation for electricity deregulation for the Electricity Reliability Council of Texas (ERCOT) area was enacted in 1999, allowing retail electricity consumers to choose electricity providers effective January 1, 2002.  This legislation also allows utilities to file an application with the Public Utility Commission of Texas (PUCT) for determination and reimbursement of costs, if any, associated with the implementation of this legislation.  Included in these costs are certain environmental expenses and costs associated with stranded assets.  Stranded asset costs are those associated with the utility asset devaluation that may have occurred due to the legislation.  Once determined, these costs are paid by electricity consumers under PUCT-mandated procedures.

CenterPoint Energy Houston Electric LLC (CenterPoint), which previously provided electricity to CPChem’s Cedar Bayou manufacturing facility and its Kingwood research center, both located in Texas, filed its application for such determination with the PUCT on March 31, 2004.  A number of consumers and organizations representing consumers intervened in the PUCT proceedings to object to certain claims in CenterPoint’s application.  In November of 2004, the PUCT denied the amount of CenterPoint’s request and entered an order for a recovery of approximately one-half of that amount.  Both sides are appealing the decision.

If it is determined that CenterPoint is entitled to recover some or all of the costs claimed in its application, CPChem would receive a monthly charge added to its electricity cost over an extended period of time to pay for such reimbursement.  Based on the stated amounts of CenterPoint’s application and the PUCT’s subsequent order, it is currently anticipated that the additional monthly cost to CPChem that is approved by the PUCT, when finalized, would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Note 12.    Credit Risk

Financial instruments that potentially subject CPChem to concentrations of credit risk consist primarily of cash equivalents and trade receivables.  Cash equivalents are currently comprised of bank accounts and short-term investments with several financial institutions that have high credit ratings.  CPChem’s policy for short-term investments both diversifies and limits its exposure to credit risk.  Trade receivables are dispersed among a broad customer base, both domestic and foreign, which results in limited concentrations of credit risk.  CPChem also maintains and follows credit policies and procedures that minimize credit risk and exposures.  Letters of credit are sometimes utilized when a customer’s financial strength is considered to be insufficient.

Note 13.    Operating Leases

CPChem leases tank and hopper railcars, office buildings and certain other facilities and equipment.  Total operating lease rental expense was $44 million in both 2004 and 2003, and $48 million in 2002.  Aggregate future minimum lease payments under non-cancelable leases at December 31, 2004 totaled $25 million, $22 million, $50 million, $17 million and $14 million in the years 2005 through 2009, respectively, and $81 million thereafter.  Included in aggregate future minimum lease payments in 2007 is CPChem’s maximum exposure of $27 million under the contingent obligation associated with the lease agreement for CPChem’s headquarters building.

Note 14.    Benefit Plans

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

CPChem also offers health care benefits to eligible employees, mostly U.S.-based, upon their retirement.  A retiree flexible spending account is established by CPChem for eligible retirees at the time of retirement based on years of service times a fixed dollar amount and marital status.  Retirees may use funds in their account to purchase medical and/or dental coverage from CPChem or from private health care plans, or to pay eligible out-of-pocket health care expenses.  Retirees’ flexible spending accounts earn interest upon inception at market-based rates.  Any changes in future health care cost rates for retirees would not impact future CPChem earnings as health care benefits for retirees are solely based on years of service and marital status.

A January 1 measurement date is used in the determination of pension and other postretirement net periodic benefit costs.  A December 31 measurement date is used in the determination of pension and other postretirement benefit obligations and plan assets.

Included in the pension plan tables presented is an unfunded supplemental retirement plan covering key executives.  The purpose of the plan is to provide compensating benefits to those employees affected by federally mandated limits on eligible compensation levels contained in CPChem’s normal retirement plan.  The benefit obligation associated with this plan was $20 million at December 31, 2004 and $17 million at December 31, 2003.  Also included are separate pension plans for employees of the Puerto Rico and Belgium facilities, and employees of certain bargaining units within the Performance Pipe division of CPChem.

Net periodic benefit costs for pension and other postretirement benefits included the following:

	Pension Benefits			Other Benefits
Millions	2004	2003	2002	2004	2003	2002
Service cost benefits earned during the year	$22	$21	$18	$2	$3	$2
Interest cost on projected benefit obligations	18	17	16	3	5	4
Expected return on plan assets	(12)	(9)	(4)	(1)	—	—
Amortization of prior service costs	12	12	12	3	3	3
Net actuarial gain	1	1	(3)	—	1	—
Plan amendment	—	—	6	—	—	—
Net periodic benefit cost	$41	$42	$45	$7	$12	$9

The pension and other postretirement benefit plans’ funded status and related amounts follow:

	December 31, 2004		December 31, 2003
Millions	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in Benefit Obligation
Benefit obligation at beginning of year	$321	$75	$271	$62
Service cost	22	2	21	3
Interest cost	18	3	17	5
Actuarial loss	1	15	17	6
Foreign currency exchange loss	2	—	2	—
Plan amendment	—	(1)	—	—
Benefits paid	(6)	(2)	(7)	(1)
Benefit obligation at end of year	358	92	321	75

Change in Plan Assets
Fair value of plan assets at beginning of year	151	12	101	—
Actual return on plan assets	17	2	20	—
Employer contributions	56	14	34	13
Foreign currency exchange gain	1	—	3	—
Benefits paid	(6)	(2)	(7)	(1)
Fair value of plan assets at end of year	219	26	151	12

Funded Status of Plan
Excess obligation	(139)	(66)	(170)	(63)
Unrecognized net actuarial loss	37	22	42	13
Unrecognized transition obligation	1	—	1	—
Unrecognized prior service cost	105	31	117	34
Total recognized	$4	$(13)	$(10)	$(16)

Components of Total Recognized
Prepaid asset	$12	$—	$—	$—
Intangible asset	5	—	24	—
Accrued liability	(16)	(13)	(34)	(16)
Accumulated comprehensive loss	3	—	—	—
Total recognized	$4	$(13)	$(10)	$(16)

CPChem expects to fund approximately $50 million to its pension plans and $6 million to its other postretirement benefits plans in 2005.

The accumulated benefit obligation for all pension plans was $222 million at December 31, 2004 and $180 million at December 31, 2003.  Certain information for pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 follows:

	December 31,
Millions	2004	2003
Projected benefit obligation	$42	$37
Accumulated benefit obligation	33	29
Fair value of plan assets	18	19

CPChem’s investment strategy with respect to pension plan assets is to maintain a diversified portfolio of domestic and international equities, fixed income securities, real estate-backed securities and cash equivalents.  Target asset allocations are chosen based on an analysis of the historical returns and volatilities of various asset classes.  The plan investments are periodically rebalanced to maintain the target asset allocation.  Rates of return for the investment funds comprising each asset class are monitored quarterly against benchmarks and peer fund results.

Asset allocations for CPChem’s pension plans, along with target allocations for 2005, follow:

	Target Allocation	Plan Assets at December 31,
Category	2005	2004	2003
Equity	50%	43%	45%
Debt	35	34	36
Real estate	10	8	8
Other	5	15	11
Total	100%	100%	100%

Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

	December 31,		December 31,
	2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	5.8%	5.8%	6.0%	6.0%
Expected return on plan assets	8.0	—	8.0	—
Rate of increase in compensation levels	4.0	—	4.0	—

Weighted average rate assumptions used in determining periodic benefit costs for pension and other postretirement benefits follow:

	2004		2003		2002
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.0%	6.0%	6.5%	6.5%	7.3%	7.3%
Expected return on plan assets	8.0	—	8.0	—	8.0	—
Rate of increase in compensation levels	4.0	—	4.0	—	4.0	—

The expected return on plan assets were developed through, among other things, analysis of historical market returns for the plans’ investment classes and current market conditions.

The determination of CPChem’s projected benefit obligations for its pension plans affects the amounts of related expense recorded in the current period and also impacts the level and timing of contributions into the plans.  Due to the specialized nature of these calculations, CPChem utilizes outside actuarial firms to assist in the calculation of these obligations.  An actuarial determination of projected benefit obligations and company contribution requirements involves significant estimates regarding future unknown events, which include estimated future rates of return on pension plan assets, discount rates applied to pension plan obligations, estimated employee retirement dates and salary levels at retirement, and mortality rates.  Estimates of these future unknown events are judgmentally determined based on factors such as, among other things, historical returns on pension plan assets and outside actuarial advice.  However, a 1% decrease in the estimated future returns on pension plan assets or a 1% decrease in the discount rates applied to pension plan obligations would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

It is anticipated that benefit payments, which reflect expected future service, will be paid as follows:

Millions	Pension Benefits	Other Benefits
2005	$13	$2
2006	15	3
2007	18	3
2008	22	4
2009	27	5
2010-2014	222	55

Contribution Plans

Defined contribution plans are available for most employees, whereby CPChem matches a percentage of the employee’s contribution.  CPChem’s contributions to the plans are expensed and funded on a current basis, and totaled $17 million in 2004 and $13 million in each of 2003 and 2002.

Share-Based Compensation

CPChem currently does not utilize any share-based employee compensation plans.

Termination Benefits

Termination benefit costs totaling $12 million were recorded to Selling, General and Administrative expense in 2003.  The announced workforce reductions affected 196 employees at various locations.

Termination benefit costs payable follows:

Millions
December 31, 2001	$6
Additions	—
Payments	(6)
December 31, 2002	—
Additions	12
Payments	(4)
December 31, 2003	8
Additions	2
Payments	(6)
December 31, 2004	$4

Note 15.    Taxes

CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes whereby each member is taxable on its respective share of income and loss.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities, and for any foreign taxes incurred.

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income.  In 2004, CPChem made $118 million of tax distributions to its members.  In addition, a $39 million tax distribution was accrued in Other Current Liabilities and Deferred Credits at December 31, 2004 and will be paid in the first quarter of 2005.

The components of income (loss) before taxes follow:

	Years ended December 31,
Millions	2004	2003	2002
Domestic	$301	$(98)	$(138)
Foreign	340	110	114
Total income (loss) before taxes	$641	$12	$(24)

The components of income tax expense follow:

	Years ended December 31,
Millions	2004	2003	2002
Federal – current	$—	$—	$(1)
State – current	—	—	1
Foreign – current	15	5	6
Total income tax expense	$15	$5	$6

Deferred income tax assets and liabilities follow:

	December 31,
Millions	2004	2003
Deferred income tax assets – federal	$191	$190
Valuation allowance	(191)	(190)
Total	—	—
Deferred income tax liabilities – foreign	(1)	(1)
Net deferred income tax liability	$(1)	$(1)

At December 31, 2004 and 2003, the deferred tax assets of CPChem’s Puerto Rico subsidiary were fully offset by valuation allowances.  A valuation allowance was established to reduce the deferred tax assets of the subsidiary’s net operating loss carryforwards and tax depreciation differences to amounts that would more likely than not be realized.  Uncertainties that may affect the realization of these assets include tax law changes and the future profitability of operations.

Net deferred income tax assets and liabilities related to the following:

	December 31,
Millions	2004	2003
Deferred income tax assets
Loss carryforward (expires 2011- 2024)	$171	$162
Depreciation and amortization	15	23
Other	5	5
Gross deferred income tax assets	191	190
Valuation allowance	(191)	(190)
Deferred income tax assets	—	—
Deferred tax liabilities – foreign	(1)	(1)
Net deferred income tax liability	$(1)	$(1)

Note 16.    Segment and Geographic Information

CPChem’s reporting structure is based on the grouping of similar products, resulting in three operating segments – Olefins & Polyolefins (O&P), Aromatics & Styrenics (A&S), and  Specialty Products.

Olefins & Polyolefins – This segment gathers, buys, sells and fractionates natural gas liquids, and manufactures and markets olefin products such as ethylene and propylene.  This segment also manufactures and markets alpha olefins and polyolefin products such as normal alpha olefins, polyethylene, polypropylene and polyethylene pipe.  CPChem has five olefin and/or polyolefin production facilities located in Texas, nine domestic pipe facilities and one domestic pipe fittings facility.  CPChem also has one pipe facility in Mexico.  In addition, CPChem owns interests in a polypropylene facility located at the Pasadena Plastics Complex in Texas, a high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Texas, an ethylene, polyethylene and 1-hexene facility in Qatar, and polyethylene facilities in Singapore and China.

Aromatics & Styrenics – This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane.  This segment also manufactures and markets polystyrene as well as styrene-butadiene copolymers sold under the trademark K-Resin®.  Production facilities are located in Mississippi, Louisiana, Texas, Ohio, Puerto Rico and China.  CPChem also owns an equity interest in an aromatics facility in Saudi Arabia and in a K-Resin® SBC facility in South Korea.

Specialty Products – This segment manufactures and markets a variety of specialty chemical products, including organosulfur chemicals and high-performance polyphenylene sulfide polymers and compounds sold under the trademark Ryton®.  Production facilities are located in Texas, Belgium and Singapore.

“Corporate and Other” (Other) includes items not directly attributable to CPChem’s operating segments.  Interest expense, certain charges for employee incentive plans and charges related to domestic workforce reductions are generally retained within Other.

Financial information follows.  Inter-segment transactions are billed at prevailing market rates.

Millions	O&P	A&S	Specialty Products	Other and Eliminations	Consolidated
Year ended December 31, 2004
Net sales – external	$5,574	$3,187	$477	$—	$9,238
Net sales – inter-segment	295	1	2	(298)	—
Equity in income of affiliates	73	145	—	—	218
Other income	76	24	2	—	102 (a)
Total revenue	6,018	3,357	481	(298)	9,558
Operating and selling costs	5,416	3,023	400	(269)	8,570
Depreciation and amortization	174	83	23	1	281
Income (loss) before interest & taxes	428	251	58	(30)	707
Interest income (expense), net	7	1	—	(74)	(66)
Income tax benefit (expense)	(5)	(3)	(7)	—	(15)
Net income (loss)	430	249	51	(104)	626
Distributions on members’ preferred interests	—	—	—	(21)	(21)
Income (loss) attributed to members’ interests	$430	$249	$51	$(125)	$605

Year ended December 31, 2003
Net sales – external	$4,079	$2,437	$391	$—	$6,907
Net sales – inter-segment	272	144	1	(417)	—
Equity in income (loss) of affiliates	(14)	55	—	—	41
Other income	53	12	5	—	70 (b)
Total revenue	4,390	2,648	397	(417)	7,018
Operating and selling costs	4,167	2,528	342	(393)	6,644 (c)
Depreciation and amortization	182	93	21	2	298 (d)
Income (loss) before interest & taxes	41	27	34	(26)	76
Interest income (expense), net	6	1	—	(71)	(64)
Income tax benefit (expense)	—	—	(5)	—	(5)
Net income (loss)	47	28	29	(97)	7
Distributions on members’ preferred interests	—	—	—	(23)	(23)
Income (loss) attributed to members’ interests	$47	$28	$29	$(120)	$(16)

Millions	O&P	A&S	Specialty Products	Other and Eliminations	Consolidated
Year ended December 31, 2002
Net sales – external	$3,211	$1,825	$353	$—	$5,389
Net sales – inter-segment	263	124	1	(388)	—
Equity in income (loss) of affiliates	(10)	32	—	—	22
Other income	39	22	1	—	62	(e)
Total revenue	3,503	2,003	355	(388)	5,473
Operating and selling costs	3,284	1,926	296	(365)	5,141	(f)
Depreciation and amortization	180	90	19	2	291	(g)
Asset impairments	6	—	—	—	6	(h)
Income (loss) before interest & taxes	33	(13)	40	(25)	35
Interest income (expense), net	5	1	—	(65)	(59)
Income tax benefit (expense)	2	(1)	(7)	—	(6)
Net income (loss)	40	(13)	33	(90)	(30)
Distributions on members’ preferred interests	—	—	—	(11)	(11)
Income (loss) attributed to members’ interests	$40	$(13)	$33	$(101)	$(41)

The following charges or benefits were related to items such as asset retirements and plant closures, asset impairments, business interruption and property casualty insurance claim settlements, employee severance costs, pension plan curtailments and other items of that nature.

(a)          Includes a $9 million benefit related to the sale of assets - $5 million in A&S and $4 million in O&P.

(b)         Includes a $10 million benefit related to a sales and use tax audit - $7 million in O&P and $3 million in Specialty Products.

(c)          Includes $27 million of charges, mostly related to legal settlements and accruals, and employee severance costs - $16 million in O&P, $10 million in Other and $1 million in Specialty Products.

(d)         Includes $19 million in asset retirements and plant closures - $10 million in A&S and $9 million in O&P.

(e)          Includes $9 million of benefits in A&S related to business interruption and property casualty insurance claim settlements.

(f)            Includes $6 million of net charges, primarily related to a pension curtailment charge in A&S.  Also includes a benefit for the reversal of certain customer claim accruals, offset by the write-off of two technology projects in O&P.

(g)         Includes $28 million of net charges related to asset retirements - $21 million in A&S and $7 million in O&P.

(h)         Includes a $5 million charge related to a polyethylene pipe facility (O&P).

Millions	O&P	A&S	Specialty Products	Other	Consolidated
Investments in and advances to affiliates
December 31, 2004	$520	$373	$—	$—	$893
December 31, 2003	418	255	—	—	673

Total assets
December 31, 2004	4,108	2,125	508	131	6,872
December 31, 2003	3,746	1,849	496	151	6,242

Capital and investment expenditures*
Year ended December 31, 2004	138	44	12	7	201
Year ended December 31, 2003	127	73	17	6	223
Year ended December 31, 2002	179	103	20	12	314

*      Excludes investments in and advances to Q-Chem (O&P) of $28 million in 2004, $103 million in 2003 and $210 million in 2002.

Geographic information was as follows.  Net sales were determined based on location of the operation generating the sale.

Millions	United States	Foreign Countries	Total
Net sales - external
Year ended December 31, 2004	$7,754	$1,484	$9,238
Year ended December 31, 2003	5,821	1,086	6,907
Year ended December 31, 2002	4,675	714	5,389

Investments in and advances to affiliates
December 31, 2004	52	841	893
December 31, 2003	53	620	673

Property, plant and equipment, net
December 31, 2004	3,586	182	3,768
December 31, 2003	3,699	165	3,864

Foreign currency transaction gains were $5 million in both 2004 and 2003, and $7 million in 2002.

Note 17.    Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, trade and affiliated receivables, and trade and affiliated payables approximate fair values.  The carrying amount of secured borrowings outstanding also approximates fair value due to the short-term nature of the borrowings.  The carrying amount of commercial paper outstanding also approximates fair value due to the variable interest rate feature.  The carrying amount of other long-term debt outstanding at both December 31, 2004 and 2003 was $1.005 billion, with fair values of $1.094 billion and $1.096 billion, respectively, based on quoted market prices.

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

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2004

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$8,144	$1,688	$(594)	$9,238
Equity in income of affiliates	716	4	591	(1,093)	218
Other income	—	85	83	(66)	102
Total revenue	716	8,233	2,362	(1,753)	9,558

Costs and Expenses
Cost of goods sold	—	7,399	1,529	(555)	8,373
Selling, general and administrative	—	444	97	(105)	436
Research and development	—	42	—	—	42
Total costs and expenses	—	7,885	1,626	(660)	8,851

Income Before Interest & Taxes	716	348	736	(1,093)	707

Interest income	—	26	9	(26)	9
Interest expense	(90)	(1)	(10)	26	(75)

Income Before Taxes	626	373	735	(1,093)	641

Income taxes	—	(2)	(13)	—	(15)

Net Income	626	371	722	(1,093)	626

Distributions on members’ preferred interests	(21)	—	—	—	(21)

Income Attributed to Members’ Interests	$605	$371	$722	$(1,093)	$605

Note 18.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$6,103	$1,247	$(443)	$6,907
Equity in income of affiliates	86	7	17	(69)	41
Other income	—	80	75	(85)	70
Total revenue	86	6,190	1,339	(597)	7,018

Costs and Expenses
Cost of goods sold	—	5,695	1,152	(408)	6,439
Selling, general and administrative	—	472	96	(120)	448
Research and development	—	55	—	—	55
Total costs and expenses	—	6,222	1,248	(528)	6,942

Income (Loss) Before Interest & Taxes	86	(32)	91	(69)	76

Interest income	—	14	9	(15)	8
Interest expense	(79)	(1)	(7)	15	(72)

Income (Loss) Before Taxes	7	(19)	93	(69)	12

Income taxes	—	—	(5)	—	(5)

Net Income (Loss)	7	(19)	88	(69)	7

Distributions on members’ preferred interests	(23)	—	—	—	(23)

Income (Loss) Attributed to Members’ Interests	$(16)	$(19)	$88	$(69)	$(16)

Note 18.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2002

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$4,830	$855	$(296)	$5,389
Equity in income (loss) of affiliates	45	(17)	(41)	35	22
Other income	—	104	111	(153)	62
Total revenue	45	4,917	925	(414)	5,473

Costs and Expenses
Cost of goods sold	—	4,487	771	(272)	4,986
Selling, general and administrative	—	465	111	(177)	399
Asset impairments	—	5	1	—	6
Research and development	—	47	—	—	47
Total costs and expenses	—	5,004	883	(449)	5,438

Income (Loss) Before Interest & Taxes	45	(87)	42	35	35

Interest income	—	19	5	(17)	7
Interest expense	(75)	(1)	(7)	17	(66)

Income (Loss) Before Taxes	(30)	(69)	40	35	(24)

Income taxes	—	(1)	(5)	—	(6)

Net Income (Loss)	(30)	(70)	35	35	(30)

Distributions on members’ preferred interests	(11)	—	—	—	(11)

Income (Loss) Attributed to Members’ Interests	$(41)	$(70)	$35	$35	$(41)

Note 18.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Balance Sheet

December 31, 2004

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$15	$48	$—	$63
Accounts receivable, net	16	945	1,013	(708)	1,266
Inventories	—	601	183	—	784
Other current assets	2	34	7	—	43
Total current assets	18	1,595	1,251	(708)	2,156

Property, plant and equipment, net	—	3,453	315	—	3,768
Investments in and advances to affiliates	5,496	32	4,968	(9,603)	893
Other assets and deferred charges	20	32	31	(28)	55
Total Assets	$5,534	$5,112	$6,565	$(10,339)	$6,872

Current liabilities
Accounts payable	$100	$710	$782	$(708)	$884
Secured borrowings and other debt	—	1	200	—	201
Other current liabilities and deferred credits	50	181	25	—	256
Total current liabilities	150	892	1,007	(708)	1,341

Long-term debt	1,381	9	—	—	1,390
Other liabilities and deferred credits	3	85	31	(28)	91
Total liabilities	1,534	986	1,038	(736)	2,822

Members’ preferred interests	75	—	—	—	75
Members’ capital	3,925	4,127	5,476	(9,603)	3,925
Accumulated other comprehensive income (loss)	—	(1)	51	—	50
Total Liabilities and Members’ Equity	$5,534	$5,112	$6,565	$(10,339)	$6,872

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

Note 18.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2004

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$626	$371	$722	$(1,093)	$626
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	259	22	—	281
Undistributed equity in income of affiliates, net	(668)	(4)	(112)	587	(197)
Changes in operating working capital	279	(468)	(46)	—	(235)
Other operating cash flow activity	(1,106)	1,099	(9)	—	(16)
Net cash flows provided by (used in) operating activities	(869)	1,257	577	(506)	459

Cash Flows From Investing Activities
Capital and investment expenditures	—	(163)	(38)	—	(201)
Investments in and advances to Q-Chem	—	—	(28)	—	(28)
Advance repayment from SCP	—	—	32	—	32
Proceeds from the sale of assets	—	6	12	—	18
Decrease in other investments	1,016	—	637	(1,653)	—
Net cash flows provided by (used in) investing activities	1,016	(157)	615	(1,653)	(179)

Cash Flows From Financing Activities
Increase in commercial paper, net	201	—	—	—	201
Decrease in secured borrowings, net	—	—	(100)	—	(100)
Decrease in other debt, net	—	(1)	(12)	—	(13)
Redemptions of members’ preferred interests	(175)	—	—	—	(175)
Distributions on members’ preferred interests	(55)	—	—	—	(55)
Other distributions to parents/members, net	(118)	(1,096)	(1,063)	2,159	(118)
Net cash flows used in financing activities	(147)	(1,097)	(1,175)	2,159	(260)

Net Increase in Cash and Cash Equivalents	—	3	17	—	20
Cash and Cash Equivalents at Beginning of Year	—	12	31	—	43
Cash and Cash Equivalents at End of Year	$—	$15	$48	$—	$63

Note 18.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$7	$(19)	$88	$(69)	$7
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	281	17	—	298
Undistributed equity in income of affiliates, net	(79)	(7)	(4)	62	(28)
Changes in operating working capital	(5)	64	(73)	—	(14)
Other operating cash flow activity	165	(147)	(1)	—	17
Net cash flows provided by operating activities	88	172	27	(7)	280

Cash Flows From Investing Activities
Capital and investment expenditures	—	(169)	(54)	—	(223)
Investments in and advances to Q-Chem	—	—	(103)	—	(103)
Proceeds from the sale of assets	—	1	—	—	1
Increase in other investments	(119)	—	—	119	—
Net cash flows used in investing activities	(119)	(168)	(157)	119	(325)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(1)	—	—	—	(1)
Increase in secured borrowings, net	—	—	10	—	10
Increase (decrease) in other debt, net	—	(1)	9	—	8
Contributions from parents/members, net	32	—	112	(112)	32
Net cash flows provided by (used in) financing activities	31	(1)	131	(112)	49

Net Increase in Cash and Cash Equivalents	—	3	1	—	4
Cash and Cash Equivalents at Beginning of Year	—	9	30	—	39
Cash and Cash Equivalents at End of Year	$—	$12	$31	$—	$43

Note 18.  Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2002

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$(30)	$(70)	$35	$35	$(30)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	275	16	—	291
Asset impairments	—	5	1	—	6
Undistributed equity in losses (income) of affiliates, net	(5)	24	55	(80)	(6)
Changes in operating working capital	(22)	251	(147)	—	82
Other operating cash flow activity	263	(256)	(15)	—	(8)
Net cash flows provided by (used in) operating activities	206	229	(55)	(45)	335

Cash Flows From Investing Activities
Capital and investment expenditures	—	(292)	(22)	—	(314)
Advances to Q-Chem	—	—	(210)	—	(210)
Proceeds from the sale of assets	—	2	—	—	2
Increase in other investments	(228)	—	—	228	—
Net cash flows used in investing activities	(228)	(290)	(232)	228	(522)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(808)	—	—	—	(808)
Increase in secured borrowings, net	—	—	91	—	91
Increase (decrease) in other debt, net	498	(1)	3	—	500
Proceeds from the issuance of members’ preferred interests	250	—	—	—	250
Contributions from parents/members, net	75	—	183	(183)	75
Post-closing adjustments from members	7	—	—	—	7
Net cash flows provided by (used in) financing activities	22	(1)	277	(183)	115

Net Decrease in Cash and Cash Equivalents	—	(62)	(10)	—	(72)
Cash and Cash Equivalents at Beginning of Year	—	71	40	—	111
Cash and Cash Equivalents at End of Year	$—	$9	$30	$—	$39

Chevron Phillips Chemical Company LLC

Selected Quarterly Financial Data

 (Unaudited)

Millions	Net Sales	Income (Loss) Before Interest and Taxes	Net Income (Loss)
2004
First quarter	$1,993	$127	$108
Second quarter	2,091	117	97
Third quarter	2,534	227	205
Fourth quarter	2,620	236	216
Total	$9,238	$707	$626

2003
First quarter	$1,796	$(66)	$(82)
Second quarter	1,701	52	35
Third quarter	1,702	43	25
Fourth quarter	1,708	47	29
Total	$6,907	$76	$7

Income (loss) before interest and taxes in 2004 included gains on the sale of assets of $4 million in the third quarter and $5 million in the fourth quarter.

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

DR. ABDULLAH A. BAESHEN-COUNTRY CO-ORDINATING PARTNER	P.O. Box 3795	Phone: 8825414
	4th Floor	Fax: 8827224
	Fluor Building	www.ey.com/me
Alkhobar 31952
	Saudi Arabia	Registration No. 45

AUDITORS’ REPORT TO THE PARTNERS OF

SAUDI CHEVRON PHILLIPS COMPANY LIMITED

We have audited the accompanying balance sheet of Saudi Chevron Phillips Company Limited, expressed in United States Dollars, as of 31 December 2004, 31 December 2003 and 31 December 2002 and the related statements of income, cash flows and changes in partners’ equity for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the Kingdom of Saudi Arabia, which are substantially the same as those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saudi Chevron Phillips Company Limited as of 31 December 2004, 31 December 2003, 31 December 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting standards generally accepted in the Kingdom of Saudi Arabia.

Accounting principles generally accepted in the Kingdom of Saudi Arabia vary in certain significant respects from accounting principles generally accepted in United States of America.  The significant differences between the accounting principles generally accepted in the Kingdom of Saudi Arabia and those generally accepted in the United States of America so far as concerns the financial statements referred to are summarised in note 18 to the accompanying financial statements.

for Ernst & Young

Abdulaziz Saud Alshubaibi

Certified Public Accountant

Registration No. 339

5 February 2005

Alkhobar

Dr. Abdullah A. Baeshen (66), Husam H. Sadagah (73)
Abdulaziz A. Alsowailim (277), Abdulaziz Alshubaibi (339)

Offices in the Kingdom : Alkhobar, Jeddah, Riyadh

Saudi Chevron Phillips Company Limited

BALANCE SHEET

As At 31 December 2004

	Note	2004	2003	2002
		US $ ‘000	US $ ‘000	US $ ‘000
ASSETS EMPLOYED

PROPERTY, PLANT AND EQUIPMENT	3	456,374	469,625	498,021

DEFERRED CHARGES	4	15,499	18,804	22,110

CURRENT ASSETS
Inventories	5	63,764	60,185	50,953
Accounts receivable and prepayments	6	103,839	57,955	34,400
Bank balances and cash	7	220,492	78,833	30,716

		388,095	196,973	116,069

CURRENT LIABILITIES
Accounts payable and accruals	9	83,377	46,013	43,329
Current portion of term loans	13	53,894	40,693	40,000

		137,271	86,706	83,329

NET CURRENT ASSETS		250,824	110,267	32,740

		722,697	598,696	552,871

FUNDS EMPLOYED

PARTNERS’ EQUITY
Capital	11	174,667	162,667	162,667
Statutory reserve	12	47,838	17,731	6,519
Retained earnings		365,635	124,700	43,691

		588,140	305,098	212,877

NON CURRENT LIABILITIES
Term loans	13	106,156	201,905	248,969
Subordinated partners’ loans	14	25,733	89,834	89,834
Employees’ terminal benefits		2,668	1,859	1,191

		134,557	293,598	339,994

		722,697	598,696	552,871

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF INCOME

Year Ended 31 December 2004

	Note	2004	2003	2002
		US $ ‘000	US $ ‘000	US $ ‘000

Sales		664,559	392,131	309,976
Cost of sales		(351,128)	(269,333)	(252,641)

GROSS PROFIT		313,431	122,798	57,335

EXPENSES
Selling and distribution	15	(4,456)	(1,880)	(2,089)
Amortisation of deferred charges	4	(3,305)	(3,306)	(3,254)

INCOME FROM MAIN OPERATIONS		305,670	117,612	51,992

Income from bank deposits		1,535	335	425
Loss on sale of equipment		—	(435)	—
Financial charges	16	(6,136)	(5,397)	(8,342)

NET INCOME FOR THE YEAR		301,069	112,115	44,075

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF CASH FLOWS

Year Ended 31 December 2004

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000
OPERATING ACTIVITIES
Net income for the year	301,069	112,115	44,075
Adjustments for:
Depreciation	29,809	29,797	29,182
Amortisation	3,305	3,306	3,254
Employees’ terminal benefits (net)	809	668	467
Income from bank deposits	(1,535)	(335)	(425)
Financial charges	6,136	5,397	8,342
Loss on sale of equipment	—	435	—

	339,593	151,383	84,895
Changes in operating assets and liabilities:
Inventories	(3,579)	(9,232)	(10,203)
Receivables	(45,884)	(23,555)	(7,587)
Payables	37,364	3,016	10,885

Cash from operations	327,494	121,612	77,990

Financial charges paid	(6,136)	(5,729)	(8,623)

Net cash from operating activities	321,358	115,883	69,367

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,558)	(1,871)	(6,411)
Proceeds from sale of equipment	—	35	—
Income from bank deposits	1,535	335	462

Net cash used in investing activities	(15,023)	(1,501)	(5,949)

FINANCING ACTIVITIES
Issue of share capital	12,000	—	—
Repayment of term loans	(82,548)	(46,371)	(73,500)
Repayment of subordinated partners loans	(64,101)	—	—
Proceeds from term loans	—	—	421
Dividends paid	(30,027)	(19,894)	—

Net cash used in financing activities	(164,676)	(66,265)	(73,079)

INCREASE (DECREASE) IN BANK BALANCES AND CASH	141,659	48,117	(9,661)

Bank balances and cash at the beginning of the year	78,833	30,716	40,377

BANK BALANCES AND CASH AT THE END OF THE YEAR	220,492	78,833	30,716

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Year Ended 31 December 2004

	Capital	Statutory reserve	Retained earnings	Total
	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000

Balance at 31 December 2001	162,667	2,111	4,024	168,802

Net income for the year	—	—	44,075	44,075

Provision for zakat (note 10)	—	—	(870)	(870)

Zakat reimbursable by partners	—	—	870	870

Transfer to statutory reserve	—	4,408	(4,408)	—

Balance at 31 December 2002	162,667	6,519	43,691	212,877

Net income for the year	—	—	112,115	112,115

Provision for zakat (note 10)	—	—	(1,097)	(1,097)

Zakat reimbursable by partners	—	—	1,097	1,097

Transfer to statutory reserve	—	11,212	(11,212)	—

Dividends paid	—	—	(19,894)	(19,894)

Balance at 31 December 2003	162,667	17,731	124,700	305,098

Net income for the year	—	—	301,069	301,069

Provision for zakat (note 10)	—	—	(3,773)	(3,773)

Zakat reimbursable by partners	—	—	3,773	3,773

Transfer to statutory reserve	—	30,107	(30,107)	—

Dividends paid	—	—	(30,027)	(30,027)

Issue of capital	12,000	—	—	12,000

Balance at 31 December 2004	174,667	47,838	365,635	588,140

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS

31 December 2004

1          ACTIVITIES

The company is a limited liability company registered in Jubail - Saudi Arabia under Commercial Registration number 2055003839 dated 22 Safar 1417H, corresponding to 8 July 1996 with a branch in Jubail under Commercial Registration number 2055003839/001. The company was established to develop, construct and operate a petrochemical plant in Jubail, Saudi Arabia, to produce aromatics, solvents and Cyclohexane. It is owned 50% by Saudi and 50% by non-Saudi partners.

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

Expenditure for repair and maintenance are charged to income. Improvements that increase the value or materially extend the life of the related assets are capitalised.

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

Expenses

Selling and distribution expenses comprise expenses that specifically relate to the delivery of products. All other period expenses, other than amortisation of deferred charges and financial charges, are classified as cost of sales.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

3          PROPERTY, PLANT AND EQUIPMENT

The estimated useful lives of the assets for the calculation of depreciation are as follows:

Office buildings	20 years
Plant and equipment	6-20 years
Furniture and office equipment	8-10 years
Motor vehicles	4 years

	Office buildings	Plant and equipment	Furniture and office equipment	Motor vehicles	Construction work in progress	Total 2004	Total 2003	Total 2002
	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000

Cost:
At the beginning of the year	18,848	560,889	4,636	979	2,072	587,424	586,297	579,886
Additions	—	—	—	—	16,558	16,558	1,871	6,411
Disposals	—	—	—	—	—	—	(744)	—
Transfers	75	471	201	623	(1,370)	—	—	—

At the end of the year	18,923	561,360	4,837	1,602	17,260	603,982	587,424	586,297

Depreciation:
At the beginning of the year	3,718	110,050	3,182	849	—	117,799	88,276	59,094
Charge for the year	951	28,181	564	113	—	29,809	29,797	29,182
Disposals	—	—	—	—	—	—	(274)	—

At the end of the year	4,669	138,231	3,746	962	—	147,608	117,799	88,276

Net book amounts:
At 31 December 2004	14,254	423,129	1,091	640	17,260	456,374

At 31 December 2003	15,130	450,839	1,454	130	2,072		469,625

At 31 December 2002	16,072	473,451	1,940	203	6,355			498,021

The buildings and plant and equipment are situated on land leased from the Royal Commission for Jubail and Yanbu.  The lease is initially for a period of 30 years commencing from 20 Rajab 1417H (corresponding to 1 December 1996) and is renewable for further periods thereafter.

All plant and equipment are mortgaged to the Saudi Industrial Development Fund as security for certain term loans (note 13 (b)). Finance charges of US $ 18.9 million (2003 and 2002: US $ 18.9 million) incurred during construction phase in respect of the loan facilities disclosed in note 13 (b) have been capitalised as part of plant and equipment.

Construction work in progress represents costs incurred on certain civil and mechanical projects currently under construction (also see note 17).

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

4          DEFERRED CHARGES

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Costs at the beginning and end of the year	31,545	31,545	31,545

Amortisation:
At the beginning of the year	12,741	9,435	6,181
Provided during the year	3,305	3,306	3,254

At the end of the year	16,046	12,741	9,435

Net book amounts	15,499	18,804	22,110

Deferred charges consist of pre-production costs of US $ 22.2 million (2003 and 2002: US $ 22.2 million) and appraisal fees on the SIDF and commercial loans of US $ 9.3 million (2003 and 2002: US $ 9.3 million).

In 2003, in order to comply with the SOCPA’s standard on “Intangible Assets”, with effect from 1 January 2003, the company reduced the pre-production costs amortisation period of ten years. The balance is now being amortised over 7 years.

Appraisal fees on the SIDF and commercial loans are amortised over the period of the related loans (9 years).

5          INVENTORIES

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Goods in transit	—	—	7,675
Raw materials	2,389	1,953	441
Finished goods	14,484	17,602	4,972
Spares	3,684	3,566	3,071
Catalyst	43,207	37,064	34,794

	63,764	60,185	50,953

6          ACCOUNTS RECEIVABLE AND PREPAYMENTS

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Trade accounts receivable	59,827	37,638	24,400
Amounts due from partners (notes 8 and 10)	3,773	2,026	920
Amount due from an affiliate (note 8)	29,726	12,391	4,105
Other receivables	8,125	3,614	3,215
Prepaid expenses	2,388	2,286	1,760

	103,839	57,955	34,400

Four customers account for the entire trade accounts receivable balance as at 31 December 2004 (2003: four customers and 2002: three customers).

7          BANK BALANCES AND CASH

Bank balances amounting to US $ 220.5 million are assigned as security against loan facilities from a consortium of banks (note 13 (a)).

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

8          RELATED PARTY TRANSACTIONS AND BALANCES

Purchases amounting to approximately US $ 11.4 million were made from the foreign partner’s parent company and its affiliates during 2004 (2003: approximately US $ 3.2 million and 2002: approximately US $ 11.4 million).

Approximately 48% (2003: approximately 38% and 2002: approximately 31%) of the company’s sales are made through a marketing affiliate of the foreign partner under a marketing agreement. Upon delivery of the product to the marketing affiliate, sales are recorded at provisional prices approved by the Board. The provisional prices are subsequently adjusted to actual selling prices, as received by the marketer from its customers, after deducting shipping, distribution and selling costs, and a marketing fee (in accordance with the above marketing contract) to cover all other marketing expenses. Adjustments are recorded on a quarterly basis as they are reported by the marketer and become known to the company.

The prices and terms of the transactions are approved by the management. Amounts due from partners and an affiliate and amounts payable to affiliates are shown under notes 6 and 9, respectively.

In addition, subordinated loans from the partners are disclosed in note 14 to these financial statements.

9          ACCOUNTS PAYABLE AND ACCRUALS

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Trade accounts payable	28,584	19,434	17,122
Amounts due to affiliates (note 8)	19,563	4,672	10,537
Zakat payable (note 10)	3,773	1,410	870
Accrued expenses	31,457	20,497	14,800

	83,377	46,013	43,329

10        ZAKAT AND INCOME TAX

a)         Zakat

Charge for the year

The zakat charge relating to the Saudi partner consists of:

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Provision for the year	3,773	1,410	870
Adjustment for previous year	—	(313)	—

Charge for the year	3,773	1,097	870

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

10       ZAKAT AND INCOME TAX (continued)

The Saudi partner’s provision is based on his share as follows:

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Equity	150,402	96,492	84,401
Opening provisions and other adjustments	80,984	166,811	189,764
Book value of long term assets	(259,382)	(264,529)	(261,600)

	(28,026)	(1,226)	12,565

Zakatable profit for the year	150,939	56,392	22,271

Zakat base	150,939	56,392	34,836

The differences between the financial and the zakatable profit are mainly due to adjustments for certain costs/claims based on the relevant fiscal regulations.

The adjustment for previous year relates to the difference between provision made in the books on a provisional basis and the amount calculated and included in the final zakat declaration for the preceding year.

Movement in provision

The movement in the zakat provision was as follows:

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

At the beginning of year	1,410	870	437
Provided during the year	3,773	1,097	870
Payments during the year	(1,410)	(557)	(437)

At the end of year	3,773	1,410	870

b)             Income tax

Under the provisions of the Foreign Capital Investment Code, the non-Saudi partner is exempt from income tax on its share of income for ten years from the date of commencement of commercial production (1 March 2000). The non-Saudi partner’s cumulative share of net income since the commencement of the tax holiday is US $ 233 million (2003: US $ 82 million and 2002: US $ 25.6 million).

Status of assessments

For the period ended 31 December 1997 and the year ended 31 December 1998, the Department of Zakat and Income Tax (DZIT) raised assessments with additional zakat, tax and delay fine liabilities of US $ 0.4 million, US $ 2.2 million and US $ 0.6 million, respectively. The company has filed an appeal against the DZIT’s assessments with the Preliminary Appeals Committee. Management is confident that the committee’s decision will be in favour of the company. Accordingly no provision for the additional liabilities, as assessed by DZIT, has been made in the books as at 31 December 2004. The zakat and income tax assessments for the years ended 31 December 1999 to 2003 have not yet been received by the company.

11        CAPITAL

Capital is divided into 6,550,000 shares (2003 and 2002: 6,100,000 shares) of US $ 26.67 (100 Saudi Riyals) each.  During the year, the partners resolved to increase the capital of the company by US $ 12 million.  All the legal formalities were completed in this respect.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

12        STATUTORY RESERVE

As required by Saudi Arabian Regulations for Companies, 10% of the net income for the year has been transferred to a statutory reserve. The company may resolve to discontinue such transfers when the reserve totals 50% of the capital. The reserve is not available for distribution.

13        TERM LOANS

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Consortium	91,000	146,189	170,000
SIDF	69,050	96,409	118,969

	160,050	242,598	288,969

Less: Current portion:
Consortium	30,000	20,000	20,000
SIDF	23,894	20,693	20,000

	53,894	40,693	40,000

	106,156	201,905	248,969

a)                                      During the year, the company has restructured the previous term loan facilities from a consortium of banks (the consortium). The new term loans facilities consist of US $ 101 million for refinancing the old term loan, US $ 40 million as a new term loan facility and US $ 38 million as a revolving credit facility. The US $ 101 million is repayable in 7 half yearly instalments increasing from US $ 10 million to US $ 20 million. The repayment of this loan commenced on 25 October 2004 with the final instalment due on 25 October 2007. The $ 40 million is repayable in 18 half yearly instalments commencing six months after the expansion project completion which is expected in 2006. The loans are secured by assignment of residual proceeds of the plant and equipment of the company, assignment of receipts from all material and significant contracts, charge and assignment over offshore project accounts and pledge and assignment over onshore project accounts. The facilities are subject to commission at LIBOR plus 1% (2003 and 2002: same terms and conditions).

                Amounts due within 12 months from the balance sheet date are shown as current liabilities.

b)                                     During the year, the company also restructured its term loans facilities of US $ 151 million (2003 and 2002: US $ 151 million) with SIDF.  The total amount of term loans facilities with the SIDF is now US $ 215 million of which US $ 150 million (2003 and 2002: US $ 150 million) has been drawn as at the balance sheet date.  According to the revised terms of the agreement, the loans are secured by a mortgage on the company’s plant and equipment and assignment of insurance proceeds and technology rights. The loans carry appraisal fees which are being amortised over the term of the loans (note 4) and are repayable in twenty half yearly instalments (2003: fifteen half yearly instalments) of varying amounts from US $ 4.3 million to US $ 9.3 million (2003: US $7.5 million to US $ 14.4 million).  Repayment of the remaining balance, after restructuring, commenced on 15 Sha’aban 1425H (corresponding to 30 September 2004), with the final instalment due on 15 Sha’aban 1429H (corresponding to 23 February 2008).

                Amounts due within 12 months from the balance sheet date are shown as current liabilities.

14                        SUBORDINATED PARTNERS’ LOANS

Subordinated partners’ loans are commission free and are repayable subject to the minimum level required to be maintained by the terms of the SIDF loan agreement disclosed in note 13.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

15       SELLING AND DISTRIBUTION EXPENSES

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Inspection charges	4,456	1,880	2,089

16       FINANCIAL CHARGES

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Term loans borrowing costs	2,847	4,009	6,973
Bank charges	3,289	1,388	1,369

	6,136	5,397	8,342

17                      CAPITAL COMMITMENTS

The directors have authorised future capital expenditure amounting to US $ 122 million in connection with the construction of certain civil and mechanical projects.

18                      SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the company have been prepared in accordance with accounting standards generally accepted in the Kingdom of Saudi Arabia. For the purpose of these financial statements, following are the differences between the accounting standards generally accepted in the Kingdom of Saudi Arabia and United States Generally Accepted Accounting Principles (US GAAP).

a)            Reconciliation of net income with US GAAP

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Net income per financial statements (Saudi accounting standards)	301,069	112,115	44,075
US GAAP adjustment:
Pre production costs balance included in deferred charges	(11,377)	(13,652)	(15,927)

Net income under US GAAP (see note below)	289,692	98,463	28,148

For each year presented in the table above, it has been assumed that the pre production costs balance is not adjusted in the preceding year.  Had the balance of pre production costs been written off prior to 2002, US GAAP net income for 2004, 2003 and 2002 would have been US $ 304 million, US $ 115 million,  US $ 47 million, respectively.

b)                         Reconciliation of partners’ equity with US GAAP

	2004	2003	2002
	US $ ‘000	US $ ‘000	US $ ‘000

Partners’ equity per financial statements (Saudi Accounting Standards)	588,140	305,098	212,877
US GAAP adjustment:
Difference in net income	(11,377)	(13,652)	(15,927)

Partners’ equity under US GAAP	576,763	291,446	196,950

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

18                      SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

c) Estimated future aggregate amortisation expense

The estimated aggregate amortisation expense during the next five years would be US $ 3.306 million per annum (same as in 2004) as no more deferred charges are expected to be incurred during the next five years.

d) Related party transactions

The amounts of the company’s sales made through a marketing affiliate of the foreign partner as described in note 8 were 2004: US $ 320.1 million, 2003: US $ 150.5 million and 2002: US $ 96.1 million.

e) Source of raw materials

The company purchases all of its raw materials primarily from one supplier in the Kingdom of Saudi Arabia.

f) Term loans maturities

Following are the combined aggregate amounts of next five years’ maturities of the term loans stated under note 13 to the financial statements:

US $ ‘000

2005	53,894
2006	63,606
2007	41,053
2008	1,497

g) Dividends paid

Cash dividends during the year were US $ 30 million (2002: US $ 19.9 million and 2001: Nil) and constitute 17.19% of the capital (2003: 12.23%) and US $ 4.92 per share (2003: US $ 3.26 per share).

h) Deferred taxation

There is no deferred tax liability or asset as at the balance sheet date because the amount of tax, if any, is reimbursable by the non-Saudi partner who is enjoying a tax holiday as mentioned under note 10 to the financial statements.

i) Fair value

The fair values of the company’s financial assets and liabilities approximate their book values.

j) Comprehensive income

Comprehensive income under US GAAP is substantially the same as the net income under US GAAP.

k) Employees’ terminal benefits

Provision for employees’ terminal benefits is made for amounts payable to comply with the Saudi Arabian labour law applicable to employees’ accumulated periods of service at the balance sheet date and therefore, does not require actuarial calculation.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2004

18                      SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

l) Statement of cash flows

Statement of cash flows as presented in the financial statements complies with the International Financial Reporting Standard on “Cash Flow Statements”.

m) Provision for tax

Provision for zakat is charged to the statement of partners’ equity in accordance with Saudi Accounting Standards as it is considered to be a charge of the Saudi partner.  Had the provision for zakat been charged to the statement of income, the net income for 2004, 2003 and 2002 would have been reduced by US $ 3.8 million, US $ 1.1 million and US $ 0.9 million, respectively.

Report of the Auditors

To

The Shareholders

Qatar Chemical Company Limited, Q.S.C

Doha,

Qatar

We have audited the accompanying financial statements of Qatar Chemical Company Limited, Q.S.C (the “Company”) on pages 2 to 21 as of and for the year ended 31 December 2004. The financial statements of the Company as of 31 December 2003 were audited by another auditor whose report thereon dated 24 March 2004, expressed an unqualified opinion on those statements with an emphasis of matter relating to going concern assumption of the financial statements resulting from accumulated losses as at 31 December 2003.

Respective responsibilities of the Company’s management and auditors

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

Basis of opinion

We conducted our audit in accordance with the International Standards on Auditing.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 31 December 2004, the results of its operations, changes in its shareholders’ equity and its cash flows for the year then ended in accordance with International Financial Reporting Standards.

Other matters

In addition, in our opinion, the Company has maintained proper accounting records and the financial statements are in agreement therewith and a physical count of the inventories was carried out in accordance with the established principles. We have obtained all the information and explanations we required for the purpose of our audit and are not aware of any significant violations of the provisions of the Company’s Articles of Association and Qatar Commercial Companies’ Law No. 5 of 2002 to the extent applicable having occurred during the year which might have had a material adverse effect on the business of the Company or its financial position.

13 February 2005	Abdul Hakim Al-Adhamy
Doha	KPMG
State of Qatar	Qatar Auditors’ Registry No. 105

ERNST & YOUNG	•	P.O. Box 164	•	Phone:	4414599
		3rd Floor		Fax:	4414649
		Al-Abdulghani Tower		doha@qa.ey.com
		Airport Road		www.ey.com/me
		Doha, State of Qatar

AUDITORS’ REPORT TO THE SHAREHOLDERS OF

QATAR CHEMICAL COMPANY LTD. (Q-CHEM), Q.S.C.

We have audited the accompanying balance sheet of Qatar Chemical Company Ltd. (Q-Chem), a Qatari Shareholding Company (Q.S.C.), as of 31 December 2003 and 31 December 2002, and the related statements of income, cash flows and changes in equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  These financial statements are presented together with the financial statements for the year ended 31 December 2004 which are audited by another auditor whose report dated 13 February 2005, expressed an unqualified opinion on these financial statements.

We conducted our audit in accordance with International Standards on Auditing.  Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 31 December 2003 and 31 December 2002 and the results of its operations and its cash flows for the years then ended in accordance with International Financial Reporting Standards.

Furthermore, in our opinion, proper books of account have been kept by the Company and the financial statements comply with the Qatar Commercial Companies’ Law No. 5 of 2002 and the Company’s Articles of Association.  We have obtained all the information and explanations we required for the purpose of our audit, and are not aware of any violations of the above mentioned law or the Articles of Association having occurred during the year which might have had a material effect on the business of the Company or its financial position.

In our reports dated 24 March 2004 and 31 March 2003 we expressed an unqualified opinion on the individual financial statements for the years ended 31 December 2003 and 31 December 2002 respectively with an emphasis of matter relating to going concern assumption of the financial statements resulting from accumulated losses as at 31 December 2003 and 31 December 2002.

/s/ T. F. Sexton
T. F. Sexton
of Ernst & Young
Auditor’s Registration No. 114

Date: 13 February 2005
Doha

A Member of Ernst & Young Global

Qatar Chemical Company Limited, Q.S.C	2

Balance Sheet

as at 31 December 2004

	Notes	2004	2003	2002
		US$’000	US$’000	US$’000
ASSETS

Non-current assets
Property, plant and equipment	4	880,156	939,639	6,940
Accumulated plant costs	5	—	—	929,052
Long- term receivables	6	220	616	918
		880,376	940,255	936,910
Current assets
Inventories	7	32,416	23,953	10,163
Other receivables and prepayments	8	5,536	5,354	6,014
Due from related parties	9(a)	65,824	27,985	95
Trade accounts receivable	10	57,201	16,691	—
Cash and cash equivalents	11	104,047	37,507	6,040
		265,024	111,490	22,312
TOTAL ASSETS		1,145,400	1,051,745	959,222

SHAREHOLDERS’ EQUITY AND LIABILITIES

Shareholders’ Equity
Share capital	12	112,800	56,300	20,000
Legal reserve		11,676	—	—
Retained earnings / (Accumulated losses)		22,329	(82,756)	(42,958)
		146,805	(26,456)	(22,958)

Non-current liabilities
Non-current portion of syndicated loan	13	574,430	644,700	706,350
Subordinated loan	14	310,184	303,181	212,895
Provision for employees’ end of service benefits	15	1,833	1,236	650
Deferred liability	16	1,870	25,000	—
Deferred tax liability	17(a)	370	—	—
		888,687	974,117	919,895
Current liabilities
Current portion of syndicated loan	13	65,925	61,650	43,650
Provision for taxation	17(b)	11,859	—	—
Due to related parties	9(b)	15,761	11,679	6,532
Accounts payable and accrued expenses	18	16,363	30,755	12,103
		109,908	104,084	62,285
TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES		1,145,400	1,051,745	959,222

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	3

Statement of Income

for the year ended 31 December 2004

	Note	2004	2003	2002
		US$’000	US$’000	US$’000

Sales		323,872	72,996	—
Cost of goods sold		(153,984)	(86,467)	—
Gross profit		169,888	(13,471)	—

Other income		412	72	120
Selling and administration expenses		(21,406)	(12,978)	(22,329)
Profit / (loss) from operations		148,894	(26,377)	(22,209)
Foreign exchange gain		3,388	977	—
Interest expense		(23,292)	(14,398)	—
Net profit / (loss) for the year before provision for taxation		128,990	(39,798)	(22,209)
Income taxes
Current	17(b)	(11,859)	—	—
Deferred	17(a)	(370)	—	—

Net profit / (loss) for the year		116,761	(39,798)	(22,209)

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	4

Statement of Changes in Shareholders’ Equity

for the year ended 31 December 2004

	Share Capital	Legal reserve	Retained earnings/ (Accumulated losses)	Total
	US$’000	US$’000	US$’000	US$’000

Balance at 31 December 2001	20,000	—	(20,749)	(749)
Net loss for the year	—	—	(22,209)	(22,209)
Balance at 31 December 2002	20,000	—	(42,958)	(22,958)

Share capital issued during 2003	36,300	—	—	36,300
Net loss for the year	—	—	(39,798)	(39,798)
Balance at 31 December 2003	56,300	—	(82,756)	(26,456)

Share capital issued during 2004	56,500	—	—	56,500
Net profit for the year	—	—	116,761	116,761
Transfer to legal reserve	—	11,676	(11,676)	—
Balance at 31 December 2004	112,800	11,676	22,329	146,805

Legal reserve

In accordance with the regulations of Qatar Commercial Companies Law No. 5 of 2002, 10% of the net profit for the year is required to be transferred to the Legal Reserve until the balance in the Reserve equals 50% of the paid up capital. This Reserve is not normally available for distribution except in circumstances specified in the Qatar Commercial Companies Law No. 5 of 2002.

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	5

Statement of cash flows

for the year ended 31 December 2004

	2004	2003	2002
	US$’000	US$’000	US$’000
Operating activities
Net profit / (loss) for the year	116,761	(39,798)	(22,209)
Adjustments for :
Depreciation	41,261	26,634	829
Interest income	(803)	(146)	(96)
Interest expense	23,292	14,398	—
Unrealised foreign exchange loss/ (gain)	7	(45)	—
Loss on disposal of property, plant and equipment	—	80	—
Provision for employees’ end of service benefits	834	684	490
Operating profit / (loss) before changes in working capital	181,352	1,807	(20,986)

Working capital changes
Increase in inventories	(8,463)	(13,790)	(10,163)
(Increase) / decrease in other receivables and prepayments	(182)	660	(248)
Increase in due from related parties	(37,839)	(27,890)	—
Increase in trade accounts receivables	(40,510)	(16,691)	—
Increase in provision for taxation	12,229	—	—
Increase in due to related parties	4,082	5,147	—
(Decrease)/ Increase in accounts payable and accrued expenses	(14,866)	18,099	(44,493)

Cash from / (used in) operating activities	95,803	(32,658)	(75,890)
Decrease / (Increase) in long term receivables	396	302	(464)
Employees’ end of service benefits paid	(237)	(98)	(5)
(Decrease) / Increase in deferred credit	(23,130)	25,000	—

Net cash from / (used in) operating activities	72,832	(7,454)	(76,359)

Investing activities
Payments for purchase of property, plant and equipment	(7,093)	(2,491)	(6,458)
Additions to accumulated plant cost	—	(21,895)	(106,609)
Deferred credit adjustment and write off of plant and equipment	25,315	—	—
Proceeds from disposal of property, plant and equipment	—	693	—
Interest received	803	146	96
Interest paid	(15,815)	(15,127)	(19,592)

Net cash from / (used in) investing activities	3,210	(38,674)	(132,563)

Financing activities
Drawdown of subordinated loan	—	84,900	212,895
Repayment of syndicated loan	(65,995)	(43,650)	—
Proceeds from issue of Share capital	56,500	36,300	—

Net cash (used in)/ from financing activities	(9,495)	77,550	212,895

Net Increase in cash and cash equivalents	66,547	31,422	3,973

Cash and cash equivalents at 1 January	37,462	6,040	2,067

Cash and cash equivalents at 31 December (note 11)	104,009	37,462	6,040

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	6

Notes to the financial statements

for the year ended 31 December 2004

1              LEGAL STATUS AND PRINCIPAL ACTIVITIES

Qatar Chemical Company Limited (“the Company”) was formed by the enactment of Emiri decree no. 20 issued on 6 October 1998 and is registered in Qatar as a Qatari Shareholding Company (Q.S.C). The activities of the Company are governed by a joint venture agreement dated 16 November 1997 between Qatar General Petroleum Corporation (now doing business under the name of Qatar Petroleum), Chevron Phillips Chemical International Qatar Holdings LLC (“CPCIQH”, as successor to Phillips Investment Company) and Chevron Phillips Chemical Company LLC (“CPChem”, as successor to Phillips Petroleum Company), as amended and is valid for a period of 25 years. The Company is owned by Qatar Petroleum (51%) and Chevron Phillips Chemical International Qatar Holdings LLC (49%).

The principal objectives of the Company are to own, operate and maintain a complex for the production, storage and sale of polyethylene, hexene-1 and other petrochemical products. The Company commenced production on 8 April 2003.

2              BASIS OF PREPARATION

These financial statements have been prepared in accordance with the International Financial Reporting Standards. The financial statements have been prepared under the historical cost convention.

3              SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies are consistent with those used in the previous year.

3.1          Functional currency

The currency of the State of Qatar, in which the Company is domiciled, is Qatari Riyals. However these financial statements have been presented in United States Dollars in accordance with the amended Joint Venture Agreement between the shareholders.

3.2          Revenue recognition

Sales of petrochemicals including by-products, are recorded when title passes to the customer. Revenue is reported net of freight and insurance. No revenue is recognised if there are significant uncertainties regarding recovery of the consideration due or associated costs or possible return of goods.

Interest income and expenses are recognised on accrual basis using the effective interest rate.

3.3          Income tax

Income tax is the expected tax payable on taxable income for the year in accordance with Qatar Income Tax Regulations applying the tax rates specified in Law No.8 of 1999 related to the incorporation of the Company.

Deferred income tax is provided for using the liability method on all temporary differences at the balance sheet date. Deferred income tax assets and liabilities are measured at the tax rates that are expected to apply to the period when the asset is realised or the liability is settled, based on the laws that have been enacted at the balance sheet date.

3.4          Operating leases

Operating lease payments are recognised as an expense in the income statement on a straight-line basis over the lease term.

Qatar Chemical Company Limited, Q.S.C	7

Notes to the financial statements

for the year ended 31 December 2004

3.5          Property, plant and equipment

Property, plant and equipment have been recorded at cost less accumulated depreciation and impairment losses, if any (refer accounting policy 3.11).

Expenditure incurred to replace a component of an item of property, plant and equipment that is accounted for separately is capitalised and net book value of replaced component is written-off. Other subsequent expenditure is capitalised only when it increases the future economic benefits embodied in the item of property, plant and equipment. All other expenditure is recognised in the statement of income as an expense as incurred. Capital work in progress is transferred to property, plant and equipment on completion of work.

Shutdown costs incurred by the Company are normally expensed except when a design change to an item of plant and equipment is carried out as part of the shutdown which is capitalised.

3.6          Depreciation

Depreciation is provided on all property, plant and equipment on a straight-line basis over the assets’ estimated useful lives at the following annual rates:

Plant facilities	25 years
Buildings	25 years
Land improvements	25 years
Furniture, fixtures and equipment	5 years
Computer hardware and software	3-10 years
Mobile plant equipment and Vehicles	4-10 years
Capital spares	25 years

3.7          Inventories

Inventories are stated at the lower of cost and net realisable value (NRV). Costs are those expenses incurred in bringing each product to its present location and condition, as follows:

Raw materials, consumables, spare parts and packaging supplies	-	moving weighted average cost
Work in progress and finished goods	-	moving weighted average cost which comprised of direct materials, direct labour, other direct costs, plus attributable overheads based on normal level of capacity.

NRV is the estimated selling price in the ordinary course of business less the estimated costs of disposition.

3.8          Accounts’ receivable and other receivables

Receivables are stated at the original invoice amount less a provision for any estimated uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

3.9          Cash and cash equivalents

Cash and cash equivalents comprise of cash on hand, balances with banks under current and call accounts and short term deposits with maturity of 90 days or less.

3.10        Accounts payable and accruals

Liabilities are recognised for amounts to be paid in the future for goods or services received, whether billed by the supplier or not.

3.11        Impairment

The carrying amounts of the Company assets, other than inventories (refer accounting policy 3.7) are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset’s recoverable amount is estimated. An impairment loss is recognised whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. Impairment losses are recognised in the statement of income.

Qatar Chemical Company Limited, Q.S.C	8

Notes to the financial statements

for the year ended 31 December 2004

3.12        Provisions

Provisions are recognised when the Company has a legal or constructive obligation arising from a past event, and the costs to settle the obligation are both probable and can be reliably measured.

3.13        Loans

Loans are carried on the balance sheet at its principal amount plus accrued interest. Instalments due within one year are shown as a current liability. Interest due under the syndicated loan is included in “accounts payable and accruals”.

3.14        Borrowing costs

Borrowing costs that are attributable to the construction of the Company’s plant have been capitalised as part of property, plant and equipment. The capitalisation of borrowing costs ceased once the asset was put to use in April 2003. Thereafter the interest on borrowed funds are being charged to the income statement.

3.15        End of service benefits

The Company provides for end of service benefits to its employees based upon the employees’ length of service and the completion of a minimum service period.

Under Law No. 24 of 2002 on Retirement and Pension, the Company makes contribution to a government pension scheme for Qatari employees calculated as a percentage of the Qatari employees’ salaries. The Company’s obligations are limited to these contributions, which are expensed on accrual basis.

3.16        Foreign currencies

The books of account are maintained in United States Dollars. Transactions in foreign currencies are translated to US Dollars at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies other than US Dollars are translated at rates ruling at the balance sheet date. Foreign exchange differences arising on translation are recognised in the income statement.

Qatar Chemical Company Limited, Q.S.C	9

Notes to the financial statements

for the year ended 31 December 2004

4              PROPERTY, PLANT AND EQUIPMENT

	Plant facilities	Buildings	Land improvements	Furniture, fixtures and equipment	Computer hardware & software	Mobile Plant Equipment and Vehicles	Capital spares	Capital work in progress	Total
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000
Cost:
At 1 January 2003	—	—	251	2,502	894	4,485	—	—	8,132
Transfers from accumulated plant costs	862,226	47,470	21,300	725	15,424	—	5,029	5,441	957,615
Additions	439	82	58	1,210	248	454	—	—	2,491
Reclassification	61	—	(251)	251	—	—	(61)	—	—
Disposals & write offs	—	—	—	(827)	(95)	—	—	—	(922)
At 1 January 2004	862,726	47,552	21,358	3,861	16,471	4,939	4,968	5,441	967,316

Additions	104	90	6	606	6	31	—	6,250	7,093
Transfer from CWIP	8,247	—	—	—	—	—	—	(8,247)	—
Deferred credit adjustment	(23,080)	(1,246)	(541)	—	—	—	(133)	—	(25,000)
Reclassification	347	—	—	—	—	—	(347)	—	—
Disposals & write offs	(315)	—	—	—	—	—	—	—	(315)
At 31 December 2004	848,029	46,396	20,823	4,467	16,477	4,970	4,488	3,444	949,094

Accumulated depreciation:
At 1 January 2003	—	—	216	344	429	203	—	—	1,192
Charge	23,000	1,268	569	649	333	682	133	—	26,634
Reclassification	—	—	(216)	216	—	—	—	—	—
Disposals & write offs	—	—	—	(149)	—	—	—	—	(149)
At 1 January 2004	23,000	1,268	569	1,060	762	885	133	—	27,677

Charge	33,908	1,867	838	759	2,988	706	195	—	41,261
Reclassification	24	—	—	—	—	—	(24)	—	—
Disposals & write offs	—	—	—	—	—	—	—	—	—
At 31 December 2004	56,932	3,135	1,407	1,819	3,750	1,591	304	—	68,938

Net book value at 31 December 2004	791,097	43,261	19,416	2,648	12,727	3,379	4,184	3,444	880,156

at 31 December 2003	839,726	46,284	20,789	2,801	15,709	4,054	4,835	5,441	939,639

at 31 December 2002	—	—	35	2,158	465	4,282	—	—	6,940

Qatar Chemical Company Limited, Q.S.C	10

Notes to the financial statements

for the year ended 31 December 2004

4              PROPERTY, PLANT AND EQUIPMENT (Continued)

	2004	2003	2002
	US$’000	US$’000	US$’000

The depreciation charge has been allocated as follows:
Accumulated plant cost	—	200	262
Cost of production	39,977	25,914	—
Selling and administration expenses	1,284	520	567

	41,261	26,634	829

5                                         ACCUMULATED PLANT COSTS

	2004	2003	2002
	US$’000	US$’000	US$’000

Balance as at 1 January	—	929,052	802,851
Additions during the year	—	28,563	126,201
	—	957,615	929,052
Transferred to property, plant and equipment	—	(957,615)	—

Balance as at 31 December	—	—	929,052

Included in accumulated plant costs of 2003 was capitalised interest of US$68.9 million (2002: US$63.7 million). Interest capitalised during the year was nil (2003: US$5.2 million; 2002: US$24 million). Accumulated plant costs were transferred to property, plant and equipment upon the assets being put to use on 8 April 2003.

The unamortized capital interest cumulative balance as of 31 December 2004 was US$64.3 million (2003: US$67.1 million).

6                                         LONG TERM RECEIVABLES

Long term receivables represent furniture allowance recoverable from employees and prepayments.

7                                         INVENTORIES

	2004	2003	2002
	US$’000	US$’000	US$’000

Finished goods	12,977	7,489	—
Work in progress	169	145	—
Raw materials	3,992	3,340	1,397
Packaging supplies	387	339	13
Spare parts and consumables	14,891	12,640	8,753

	32,416	23,953	10,163

Material consumption of US$ 54.2 million (2003: US$ 23.6 million) is included under cost of goods sold.

8                                         OTHER RECEIVABLES AND PREPAYMENTS

	2004	2003	2002
	US$’000	US$’000	US$’000

Prepayments	2,580	1,267	2,516
Receivables from employees	1,440	1,485	—
Other receivables	1,516	2,602	3,498

	5,536	5,354	6,014

Qatar Chemical Company Limited, Q.S.C	11

Notes to the financial statements

for the year ended 31 December 2004

9                                         TRANSACTIONS WITH RELATED PARTIES

A significant portion of the Company’s costs have been charged by the shareholders. The prices and terms of payment for these transactions are in accordance with specific agreements entered into, by the shareholders, pursuant to the Joint Venture Agreement. In accordance with these agreements, the shareholders provide support services, feedstock fuel gas, catalysts and other goods and services to the Company. Also, the Company sells its products to the related affiliates.

QChem entered into an Agency Agreement with CPChem to act as an agent for the sale of substantially all of QChem’s production. QChem has also entered into an Offtake and Credit Risk Agreement with CPChem, under which CPChem is required to purchase at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the Agency Agreement. As of balance sheet date no transaction has been executed under the Offtake and Credit Risk Agreement. The Offtake and Credit Risk Agreement expires upon the earlier of the repayment in full by QChem of its outstanding bank financing, currently scheduled to mature in 2012, or any refinancing thereof.

QChem entered into an Agency Agreement with QAPCO to act as an agent for the sale of QChem’s products, primarily in the Middle East region to a maximum of 10% of QChem’s production.

QChem and Qatar Petroleum entered into a Feedstock Supply Agreement for the duration of the amended Joint Venture Agreement, where QP agreed to provide ethane gas to meet QChem production requirement.

Transactions with significant related parties during the year are summarised as follows:

Nature of transaction	2004	2003	2002
	US$’000	US$’000	US$’000

Chevron Phillips Chemical Company LLC (CPChem) (Shareholder) and affiliates:
• Purchases & services	11,647	17,453	21,408
• Sales & marketing commission	55,700	33,215	—

Qatar Petroleum (QP)(Shareholder):
• Purchases & services	42,647	24,971	3,520

Qatar Petrochemical Company Ltd (Q.S.C) (QAPCO) (a joint venture with Industries Qatar, a subsidiary of Qatar Petroleum)
• Sales & marketing commission	18,519	3,560	—

(a)                                  Due from related parties

	2004	2003	2002
	US$’000	US$’000	US$’000

CPChem and affiliates	58,609	24,698	—
QAPCO	7,215	3,287	—
QP	—	—	95

	65,824	27,985	95

 (b)                               Due to related parties

	2004	2003	2002
	US$’000	US$’000	US$’000

CPChem and affiliates	4,650	4,893	1,350
QP	11,111	6,786	5,182

	15,761	11,679	6,532

Refer to note 14 for disclosure of subordinate loan payable to an affiliate.

Qatar Chemical Company Limited, Q.S.C	12

Notes to the financial statements

for the year ended 31 December 2004

10                                  TRADE ACCOUNTS RECEIVABLE

	2004	2003	2002
	US$’000	US$’000	US$’000

Trade accounts receivable	57,084	16,691	—
Advances paid to suppliers	117	—	—

	57,201	16,691	—

The Company is engaged in the sale of polyethylene, hexene-1 and other petrochemical products to a large number of customers. Its five largest customers account for 52% of outstanding accounts receivable at 31 December 2004 (2003: 32%).

11                                  CASH AND CASH EQUIVALENTS

	2004	2003	2002
	US$’000	US$’000	US$’000

Petty cash	5	5	3
Bank Balances
Current account	(794)	(196)	(279)
Call account	104,836	37,698	6,316
	104,047	37,507	6,040

Unrealised foreign exchange fluctuation on cash and cash equivalents	(38)	(45)	—

Cash and cash equivalents as per statement of cash flows	104,009	37,462	6,040

The call deposits of US$104.8 million (2003: US$37.7 million) is maintained in the United States in accordance with the terms of the senior debt agreements.

12                                  SHARE CAPITAL

	2004	2003	2002
	US$’000	US$’000	US$’000

Authorised:
900,000 shares of US$1,000 each	900,000	900,000	900,000

Issued and fully paid:
112,800 shares of US$1,000 each	112,800	56,300	20,000

During 2004, the Board of Directors had approved the issue of 56,500 shares with a par value of US$ 1,000 per share. The issue was subscribed by the shareholders according to their proportion of shareholding.

13           SYNDICATED LOAN

	2004	2003	2002
	US$’000	US$’000	US$’000

Senior debt	640,355	706,350	750,000

Classified in the balance sheet as follows:
Current liability	65,925	61,650	43,650
Non-current liability	574,430	644,700	706,350

	640,355	706,350	750,000

The Company signed a facility credit agreement with a syndicate of banks on 27 August 1999 for a project finance loan of US$ 750,000,000. The Company had drawn down the entire loan by the end of year 2001 to fund the project. The loan carries interest at LIBOR plus pre-determined mark-ups.

According to the terms of the agreement, the loan is repayable in quarterly instalments that commenced on 15 June 2003. During the year, the total amount repaid was US$ 66 million (2003: US$ 43.6 million). Fixed repayment amounts are due in the amount of US$ 65.9 million in 2005, US$ 70.5 million in 2006, US$ 75.2 million in 2007, US$ 80.6 million in 2008 and US$ 86.2 million in 2009.

Qatar Chemical Company Limited, Q.S.C	13

Notes to the financial statements

for the year ended 31 December 2004

13           SYNDICATED LOAN (Continued)

Each of the shareholders had provided LaSalle Bank National Association (security trustee), for the benefit of the consortium of lenders, a completion guarantee which provided the banks the right to demand repayment of all outstanding principal and interest from each QChem co-venturer if the project was not completed by 31 August 2004, which was subsequently extended to 31 October 2004. The project completion was successfully achieved on 16 September 2004. Hence the subject agreement was terminated.

14                                  SUBORDINATED LOANS

	2004	2003	2002
	US$’000	US$’000	US$’000

Tranche A	294,500	294,500	209,600
Tranche B	13,479	7,399	2,195
Accrued interest	2,205	1,282	1,100

	310,184	303,181	212,895

The Company signed a subordinated loan agreement with Chevron Phillips Chemical International Qatar Holdings LLC (CPCIQH) on 16 September 1999 as amended in accordance with the QChem Joint Venture Agreement. Accordingly, CPCIQH has agreed to make the subordinated loan available until project completion.

Excluding the accrued interest, the Company has drawn down US$ 308 million (2003: US$ 302 million) of the subordinated loan as of 31 December 2004 to fund the project as the syndicated loan was fully drawn down as of 31 December 2001. The subordinated loan carries interest as follows:

•                 The outstanding principal amount of each subordinated loan shall bear interest until repayment in full at a rate equal to the rate payable under the syndicated loan.

•                 Any amounts outstanding, after the syndicated loan terminates, shall bear interest at a rate equal to LIBOR plus the margin over LIBOR payable under the syndicated loan on the termination date.

According to the terms of this agreement, there is no schedule of repayment and the principal balance of all outstanding subordinated loans and interest thereon shall be repayable each quarter from available cash flows after the payment of all priority dividends.

With respect to any interest due and payable at the end of each quarter not paid from available cash flows, an amount equal to such interest shall be deemed to have been advanced to the Company as a Tranche B Subordinated loan in accordance with the agreement.

CPChem has agreed to provide up to US$ 75 million of loans to QChem if there is insufficient cash to pay the minimum debt service payments on the bank financing. CPChem has also agreed to provide loans to QChem through December 2006 if there is insufficient cash to make QChem’s target debt service payments. These loans are limited to an amount not greater than operating margin loss resulting from sales volumes being less than design capacity. CPChem’s rights under the Subordinated Loan Agreement and the other contingent loan agreements related to QChem previously described are subordinated to QChem’s senior bank debt.

15                                  PROVISION FOR EMPLOYEES’ END OF SERVICE BENEFITS

	2004	2003	2002
	US$’000	US$’000	US$’000

At 1 January	1,236	650	165
Provided during the year	834	684	490
Less: paid during the year	(237)	(98)	(5)

At 31 December	1,833	1,236	650

The Company has created a provision for its estimated obligation for pension contribution for Qatari staff in accordance with the requirements of Qatari Retirement and Pension Law No. 24 of 2002. The provision of US$ 0.5 million as of 31 December 2004 (2003: US$ 0.3 million) is included in accounts payable and accrued expenses.

Qatar Chemical Company Limited, Q.S.C	14

Notes to the financial statements

for the year ended 31 December 2004

16                                  DEFERRED LIABILITY

Deferred liability as at 31 December 2004 represents a premium amount payable to an insurance company. Since QChem doesn’t expect this amount to be paid within next one year, the same has been classified as non-current.

The engineering, procurement and construction (EPC) contract for the construction of an integrated petrochemical complex at the Mesaieed Industrial area, contains provisions allowing the Company to collect liquidated delay damages if the complex is not completed by stipulated dates. During 2003, the Company asserted its claim that it was entitled to collect the full delay damages. In order to enforce this claim, the Company drew from the letters of credit that were provided by the contractor as security and immediately suspended payment of the remaining invoices. The contractor disputed the Company’s claim. In November 2003, the contractor and the Company agreed to the general terms of settlement that were incorporated into a binding agreement executed in February 2004. In accordance with this agreement the compensation receivable by the Company amounting to US$ 25 million was classified as a deferred credit as at 31 December 2003. During 2004, the contractor had settled this amount and the Company had set off the deferred credit of US$ 25 million against the cost of the plant facilities.

17                                  TAXATION

(a)                                  DEFERRED TAXATION

Deferred income tax is provided for temporary differences existing between the financial statement and the tax basis of the Company’s assets and liabilities and relate primarily to depreciation on property, plant and equipment.

	2004	2003	2002
	US$’000	US$’000	US$’000

At 1 January	—	—	—
Provided during the year	370	—	—
Less: recovered during the year	—	—	—

At 31 December	370	—	—

The deferred liability comprises of the following type of temporary differences:

	2004	2003	2002
	US$’000	US$’000	US$’000

Net taxable temporary differences	(1,059)	—	—
Deferred tax expense relating to the origination of temporary differences @ 35%	(370)	—	—

(b)                                  CASH TAX PROVISION

		2004	2003	2002
		US$’000	US$’000	US$’000

	Profit/(loss) as per financial statements before tax	128,990	(39,798)	(22,209)

Add:	Depreciation as per books	41,261	26,634	829
	Interest capitalised	—	—	16,662
	Others	1,870	92	(180)
Less:	Depreciation as per form 3 (at income tax depreciation rates)	(102,150)	(1,817)	(781)

	Profit / (loss) as per tax declaration	69,971	(14,889)	(5,679)

	Carried forward loss	(24,794)	(9,905)	(4,226)

	Net taxable profit / (loss)	45,177	(24,794)	(9,905)

	Cash tax payable @ 26.25%	11,859	—	—

Qatar Chemical Company Limited, Q.S.C	15

Notes to the financial statements

for the year ended 31 December 2004

(c)                                  EFFECTIVE INCOME TAX RATE RECONCILIATION

	2004	2003	2002	2004	2003	2002
	US$’000	US$’000	US$’000%		%	%

Income / (loss) from continuing operations before income taxes	128,990	(39,798)	(22,209)	9.5	—	—

Statutory income tax	33,860	—	—	26.3	—	—
Deferred tax asset	(21,723)	—	—	(16.9)	—	—
Deferred tax rate difference	92	—	—	0.1	—	—

	12,229	—	—	9.5	—	—

18                                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2004	2003	2002
	US$’000	US$’000	US$’000

Trade payables	9,938	5,326	10,215
Advances received from customers	450	232	—
Accrued expenses and other payables	3,702	23,937	742
Bonus payable to employees	742	357	—
Pension liability for Qatari employees	464	310	—
Interest payable	1,067	593	1,146

	16,363	30,755	12,103

The amount recognised for 2004 as an expense for the pension liability for Qatari employees is US$ 0.05 million (2003: US$ 0.1 million).

19                                  NET PROFIT / (LOSS) FOR THE YEAR

	2004	2003	2002
	US$’000	US$’000	US$’000

The net profit / (loss) for the year is stated after the charges of:
Staff cost	33,623	28,331	10,557
Rental – operating lease	535	523	107

20                                  EXPENDITURE COMMITMENTS

The Company has the following outstanding contractual commitments:

	2004	2003	2002
	US$’000	US$’000	US$’000

Capital expenditure commitments:

Engineering, procurement and construction	—	1,442	8,151
Other contractual commitments	1,407	—	738

	1,407	1,442	8,889

Qatar Chemical Company Limited, Q.S.C	16

Notes to the financial statements

for the year ended 31 December 2004

20                                  EXPENDITURE COMMITMENTS (Continued)

Operating lease commitments:

Future minimum lease payments:
Within one year	488	488	488
After one year but not more than five years
2004	—	—	487
2005	—	487	488
2006	487	488	488
2007	488	488	488
2008	488	488	—
2009	488	—	—

Total	1,951	1,951	1,951

More than five years	7,317	7,805	8,293
Total operating lease expenditure contracted for at the balance sheet date	9,756	10,244	10,732

Land on which the plant is constructed, located at Mesaieed Industrial area, has been leased from Qatar Petroleum under a land lease agreement signed on 25 August 1999.

21                                  FINANCIAL INSTRUMENTS

A financial instrument is any contract that gives rise to both a financial asset of one enterprise and a financial liability or equity instrument of another enterprise.

Accounting policies for financial assets and liabilities are set out in note 3.

Financial instruments comprise of cash and bank balances, accounts receivables, other receivables, due from / to related parties, term loans, accounts payable and accrued expenses.

a)      Fair values

Fair value is the amount for which an asset could be exchanged or a liability settled between knowledgeable willing parties on an arm’s length basis. Differences can therefore arise between the book values under the historical cost method and fair value estimates.

Underlying the definition of fair value is a presumption that an enterprise is a going concern without any intention or need to liquidate, curtail materially the scale of its operations or undertake a transaction on adverse terms.

The fair values of financial asset and liabilities are not materially different from their carrying values at the balance sheet date.

b)      Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company exposure to credit risk is as indicated by the carrying amount of its financial assets which consist primarily of current balances with banks and accounts receivable, net of provision for doubtful accounts, if any.

The Company manages its exposure to balances with banks through selection of reputed local and international banks for placing its funds. The Company seeks to limit its credit risk with respect to customers by setting credit limits for individual customers and monitoring outstanding receivables. Further more, Chevron Phillips Chemical Company LLC guarantees certain credit sales of it’s agents.

c)      Liquidity risk

The Company is not exposed to significant liquidity risk. The Company’s terms of sales require amount to be paid within 30-150 days of the date of sale. Trade payables are normally settled within 30-45 days of the date of purchase.

Qatar Chemical Company Limited, Q.S.C	17

Notes to the financial statements

for the year ended 31 December 2004

21                                  FINANCIAL INSTRUMENTS (Continued)

d)      Currency risk

The Company is exposed to significant currency risk on a portion of its trade accounts receivable. Trade accounts receivable include US$ 46.2 million (2003: US$ 13.19 million) receivable in foreign currencies, mainly Euro.

The balances in Qatari Riyal are not considered to represent significant currency risk since the US Dollar is pegged to Qatari Riyal.

Trade accounts payable include US$ 4.2 million (2003: US$ 3.2 million) due in foreign currencies, mainly Qatari Riyal.

Qatar Chemical Company Limited, Q.S.C	18

Notes to the financial statements

for the year ended 31 December 2004

21                                  FINANCIAL INSTRUMENTS (Continued)

e)      Interest rate risk

A significant portion of the Company’s financial assets and liabilities as of 31 December 2004 are exposed to interest rate fluctuations.

The Company’s exposure to interest rate risk and the effective interest rates on its financial assets and liabilities are summarised below:

	Up to 3 months	3-12 months	1-5 years	More than 5 years	Non-interest sensitive	Total	Effective interest Rate %
As at 31 December 2004

Financial assets:
Long-term receivables	—	—	—	—	220	220	—
Other receivables and prepayments	—	—	—	—	5,536	5,536	—
Due from related parties	—	—	—	—	65,824	65,824	—
Accounts receivable	—	—	—	—	57,201	57,201	—
Cash and cash equivalents	104,047	—	—	—	—	104,047	1.04

	104,047	—	—	—	128,781	232,828

Financial liabilities:
Syndicated loan	16,050	49,875	404,850	169,580	—	640,355	2.35
Subordinated loan	—	—	—	310,184	—	310,184	2.2
Provision for employees’ end of service benefit	—	—	—	—	1,833	1,833	—
Deferred liability	—	—	—	—	1,870	1,870	—
Deferred tax liability	—	—	—	—	370	370	—
Provision for taxation	—	—	—	—	11,859	11,859	—
Due to related parties	—	—	—	—	15,761	15,761	—
Accounts payable and accrued expenses	—	—	—	—	16,363	16,363	—

	16,050	49,875	404,850	479,764	48,056	998,595

Net financial assets / (liabilities)	87,997	(49,875)	(404,850)	(479,764)	80,725	(765,767)

Qatar Chemical Company Limited, Q.S.C	19

Notes to the financial statements

for the year ended 31 December 2004

21                                  FINANCIAL INSTRUMENTS (Continued)

e)      Interest rate risk

	Up to 3 months	3-12 months	1-5 years	More than 5 years	Non-interest sensitive	Total	Effective interest Rate %
As at 31 December 2003

Financial assets:
Long-term receivables	—	—	—	—	616	616	—
Other receivables and prepayments	—	—	—	—	5,354	5,354	—
Due from related parties	—	—	—	—	27,985	27,985	—
Accounts receivable	—	—	—	—	16,691	16,691	—
Cash and cash equivalents	37,507	—	—	—	—	37,507	0.69

	37,507	—	—	—	50,646	88,153

Financial liabilities:
Syndicated loan	15,000	50,995	378,525	261,830	—	706,350	1.94
Subordinated loan	—	—	—	303,181	—	303,181	1.9
Provision for employees’ end of service benefit	—	—	—	—	1,236	1,236	—
Deferred liability	—	—	—	—	25,000	25,000	—
Due to related parties	—	—	—	—	11,679	11,679	—
Accounts payable and accrued expenses	—	—	—	—	30,755	30,755	—

	15,000	50,995	378,525	565,011	68,670	1,078,201

Net financial assets / (liabilities)	22,507	(50,995)	(378,525)	(565,011)	(18,024)	(990,048)

Qatar Chemical Company Limited, Q.S.C	20

Notes to the financial statements

for the year ended 31 December 2004

21                                  FINANCIAL INSTRUMENTS (Continued)

e)      Interest rate risk

	Up to 3 months	3-12 months	1-5 years	More than 5 years	Non-interest sensitive	Total	Effective interest Rate %
As at 31 December 2002

Financial assets:
Long-term receivables	—	—	—	—	918	918	—
Other receivables and prepayments	—	—	—	—	6,014	6,014	—
Due from related parties	—	—	—	—	95	95	—
Cash and cash equivalents	6,040	—	—	—	—	6,040	1.58

	6,040	—	—	—	7,027	13,067

Financial liabilities:
Syndicated loan	—	43,650	358,270	348,080	—	750,000	2.5
Subordinated loan	—	—	—	212,895	—	212,895	2.5
Provision for employees’ end of service benefit	—	—	—	—	650	650	—
Due to related parties	—	—	—	—	6,532	6,532	—
Accounts payable and accrued expenses	—	—	—	—	12,103	12,103	—

	—	43,650	358,270	560,975	19,285	982,180

Net financial assets / (liabilities)	6,040	(43,650)	(358,270)	(560,975)	(12,258)	(969,113)

Qatar Chemical Company Limited, Q.S.C	21

Notes to the financial statements

for the year ended 31 December 2004

22           COMPARATIVE FIGURES

The corresponding figures presented for 2003 and 2002 have been reclassified and restated where necessary to preserve consistency with 2004 figures. However, such reclassification did not have an effect on the total assets or total liabilities or the net profit of the previous year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, and with the participation of management, CPChem’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of CPChem’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that CPChem’s disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports CPChem files under Section 13 or 15(d) of the Securities Exchange Act.  There were no changes in CPChem’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during CPChem’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, CPChem’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Officers.  Directors, executive officers and certain other officers of Chevron Phillips Chemical Company LLC are set forth in the following table:

Name	Age	Position
James L. Gallogly	52	President and Chief Executive Officer; Non-voting Director
Greg G. Maxwell	48	Senior Vice President, Chief Financial Officer and Controller; Non-voting Director
Greg C. Garland	47	Senior Vice President, Planning & Specialty Products
Craig B. Glidden	47	Senior Vice President, Legal and Public Affairs, General Counsel and Secretary
J. Mike Parker	58	Senior Vice President, Aromatics & Styrenics
Rick L. Roberts	50	Senior Vice President, Manufacturing
Tim G. Taylor	51	Senior Vice President, Olefins & Polyolefins
Joe M. McKee	54	Vice President and Treasurer
Patricia E. Yarrington	48	Class C Director
Gary G. Yesavage	52	Class C Director
John E. Lowe	46	Class P Director
Jim W. Nokes	58	Class P Director

James L. Gallogly:  Mr. Gallogly has been President and Chief Executive Officer, and has served as a non-voting director, since the inception of CPChem in July 2000.  He previously served as Senior Vice President of Chemicals for Phillips Petroleum Company (Phillips), now ConocoPhillips, a position he accepted in 1999.

Greg G. Maxwell:  Mr. Maxwell has been Senior Vice President, Chief Financial Officer and Controller, and has served as a non-voting director, since August 2003.  From July 2000 to August 2003, Mr. Maxwell was Vice President and Controller.  From 1998 to July 2000, he served as General Auditor for Phillips.

Greg C. Garland:  Mr. Garland has been Senior Vice President, Planning & Specialty Products of CPChem since October 2001.  From July 2000 to October 2001, Mr. Garland was Senior Vice President, Planning and Strategic Transactions.  From 1997 to July 2000, he served as General Manager, Qatar/Middle East for Phillips.

Craig B. Glidden:  Mr. Glidden has been Senior Vice President, Legal and Public Affairs, General Counsel and Secretary of CPChem since April 2004.  From July 2000 to April 2004, Mr. Glidden was Vice President, General Counsel and Secretary.  In 1996, Mr. Glidden founded the law firm of Glidden Partners LLP and was managing partner of the firm until joining CPChem in 2000.

J. Mike Parker:  Mr. Parker has been Senior Vice President, Aromatics & Styrenics of CPChem since October 2001.  From July 2000 to October 2001, Mr. Parker was Senior Vice President of Aromatics.  He served Chevron Chemical Company LLC (Chevron Chemical) as General Manager, Olefins and Plastics, from 1999 to July 2000.

Rick L. Roberts:  Mr. Roberts has been Senior Vice President, Manufacturing of CPChem since October 2001.  From July 2000 to October 2001, Mr. Roberts was Vice President of Manufacturing for Olefins & Polyolefins.  He served Chevron Chemical as Plant Manager at Cedar Bayou from 1999 to July 2000.

Tim G. Taylor:  Mr. Taylor has been Senior Vice President, Olefins & Polyolefins of CPChem since July 2000.  He served Phillips as Polyolefins Manager from 1999 to July 2000.

Joe M. McKee:  Mr. McKee has been Vice President and Treasurer of CPChem since July 2000.  Prior to assuming his current position, he served as Finance Manager for the Americas Division of Phillips Exploration and Production, a position to which he was appointed in 1993.

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

Gary G. Yesavage:  Mr. Yesavage was elected a director of CPChem on June 1, 2003.  He currently serves as General Manager of the Chevron Products Company El Segundo refinery, a position to which he was appointed in 1999.

John E. Lowe:  Mr. Lowe has served as a director of CPChem since its inception in July 2000.  He currently serves as Executive Vice President, Planning, Strategy and Corporate Affairs for ConocoPhillips, a position to which he was appointed in 2002.  Mr. Lowe previously served as Senior Vice President, Corporate Strategy and Development for Phillips, a position to which he was appointed in 2001, and as Senior Vice President of Planning and Strategic Transactions in 2000.  In 1999, he served as Vice President, Planning and Strategic Transactions and Manager of Strategic Growth Projects for Phillips.  Mr. Lowe also serves as a Director of Duke Energy Field Services, LLC.

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

Code of Ethics.  CPChem has adopted a code of ethics that applies to its principal executive officer and principal financial officer.  A copy of this code is available to any person upon request and at no charge.  Requests should be directed to the Office of the General Counsel at CPChem’s principal executive office at the address and phone number as shown on the cover of this report.

Item 11.  Executive Compensation

Summary Compensation Table

The table below provides information regarding compensation earned by CPChem’s Chief Executive Officer and the next four most highly compensated executive officers for the year ended December 31, 2004 (collectively, the “named executive officers”).  Information for the named executive officers is also presented for the years ended December 31, 2003 and 2002.

		Annual Compensation		Long-term Compensation
				Awards	Payouts	All Other
Name and Principal Position	Year	Salary	Bonus	Options (a)	LTIP (b)	Compensation (c)
James L. Gallogly	2004	$504,200	$505,479	—	$671,100	$31,240
President and	2003	483,750	309,200	—	967,700	24,503
Chief Executive Officer	2002	460,648	333,700	55,000	850,000	23,367

Greg C. Garland	2004	295,175	243,838	—	222,200	18,148
Senior Vice President,	2003	279,107	157,618	—	288,100	14,071
Planning & Specialty Products	2002	262,752	113,488	18,200	330,000	13,125

Craig B. Glidden	2004	308,710	214,848	—	243,500	19,209
Senior Vice President,	2003	298,637	116,042	—	352,300	15,162
Legal and Public Affairs,	2002	285,851	160,974	19,900	210,000	14,535
General Counsel and Secretary

Rick L. Roberts	2004	258,650	205,603	—	199,500	14,890
Senior Vice President,	2003	246,586	121,965	—	262,100	12,495
Manufacturing	2002	234,909	90,826	16,300	240,000	11,697

Tim G. Taylor	2004	303,762	229,424	—	286,200	18,814
Senior Vice President,	2003	291,284	126,994	—	414,700	14,797
Olefins & Polyolefins	2002	279,177	118,372	23,400	320,000	14,244

(a)          Under provisions contained in CPChem’s amended and restated Long-Term Incentive Plan, in 2003, all Phantom Share Option holders exchanged options that they were awarded for performance cycles beginning in 2002 and 2001 for retroactive Relative Performance (RP) awards effective for the same 2002 and 2001 performance cycles.  The target amounts of the retroactive RP awards were equal to the target amounts of the respective Phantom Share Options awarded for the 2002 and 2001 performance cycles, and for the above named executive officers were as follows: Mr. Gallogly - $479,800 (2002) and $557,700 (2001); Mr. Garland - $158,700 (2002) and $166,100 (2001); Mr. Glidden - $173,900 (2002) and $203,100 (2001); Mr. Roberts - $142,500 (2002) and $151,100 (2001); and Mr. Taylor - $204,400 (2002) and $239,100 (2001).  See “Long-Term Incentive Plans” for a discussion of the RP awards and Strategic Performance (SP) awards.

(b)         Information for 2004 represents SP awards earned in 2004 for the completed 2002-2004 performance cycle that will be paid in 2005.  As of the date of this report, amounts earned and payable for the 2002-2004 performance cycle under the RP awards had not been determined and are not included in the table.  Information for 2003 represents RP and SP awards earned in 2003 for the completed 2001-2003 performance cycle that were paid in 2004 (information for 2003 as presented in the 2003 Annual Report on Form 10-K included only SP awards, as the RP award amounts had not been determined as of the date of the report).  Information presented for 2002 represents awards that were paid in 2002 under CPChem’s Special Synergy Incentive Plan (SSIP).  The SSIP expired on June 30, 2002.

(c)          During 2004, Messrs. Gallogly, Garland, Glidden, Roberts and Taylor received company contributions to their savings plan accounts of $30,413, $17,675, $18,698, $14,469 and $18,317, respectively, and life insurance premiums of $827, $473, $511, $421 and $497, respectively, were paid on their behalf.  During 2003, those officers received company contributions to their savings plan accounts of $23,725, $13,628, $14,676, $12,096 and $14,322, respectively, and life insurance premiums of $778, $443, $486, $399 and $475, respectively, were paid on their behalf.  During 2002, those officers received company contributions to their savings plan accounts of $22,589, $12,707, $14,049, $11,321 and $13,769, respectively, and life insurance premiums of $778, $418, $486, $376 and $475, respectively, were paid on their behalf.

Option Grants and Options Exercised During 2004

There were no options to purchase securities of CPChem granted or exercised during 2004 nor were any such options outstanding as of December 31, 2004.

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

Under provisions contained in the amended and restated LTIP, in 2003, all Phantom Share Option holders exchanged options that they were awarded for performance cycles beginning in 2002 and 2001 for retroactive RP awards effective for the same 2002 and 2001 performance cycles.  The target amounts of the retroactive RP awards were equal to the target amounts of the respective Phantom Share Options awarded.  In addition, all persons eligible for Target Awards exchanged their eligible 2002 and 2001 Target Awards for retroactive SP awards effective for the same 2002 and 2001 performance cycles.  The target amounts of the retroactive SP awards were equal to the target amounts of the respective Target Awards granted for the 2002 and 2001 performance cycles.  The Compensation Committee of the Board of Directors of CPChem (the “Compensation Committee”) has the sole discretion to determine which employees receive RP and SP awards.

The Compensation Committee sets target RP and SP award amounts for a performance cycle at the time the annual RP and SP awards are granted to eligible employees.  RP awards are generally based on changes in CPChem’s financial performance as compared to a group of peer companies as selected by the Compensation Committee.  SP awards are based on CPChem’s strategic performance as compared to defined strategic objectives as selected by the Compensation Committee.  Amounts granted under each type of award, payable only in cash, are determined at the end of each performance cycle, which is typically three years.  The Compensation Committee has the sole discretion to determine the amounts payable, if any, under each type of award.

LTIP Awards in 2004

	Award	Target	Performance Period Until	Estimated Future Payouts Under Non-Stock-Price-Based Plans
Name	Type	Award	Payout	Threshold	Target	Maximum
James L. Gallogly	RP	$529,400	12/31/2006	$—	$529,400	$1,058,800
	SP	529,400	12/31/2006	—	529,400	1,058,800

Greg C. Garland	RP	179,100	12/31/2006	—	179,100	358,200
	SP	179,100	12/31/2006	—	179,100	358,200

Craig B. Glidden	RP	189,900	12/31/2006	—	189,900	379,800
	SP	189,900	12/31/2006	—	189,900	379,800

Rick L. Roberts	RP	157,100	12/31/2006	—	157,100	314,200
	SP	157,100	12/31/2006	—	157,100	314,200

Tim G. Taylor	RP	222,500	12/31/2006	—	222,500	445,000
	SP	222,500	12/31/2006	—	222,500	445,000

Relative Performance Awards for the 2002-2004 Performance Cycle Under the LTIP

On August 24, 2003, the Compensation Committee approved the grant of RP awards to certain executives, including Messrs. Gallogly, Garland, Glidden, Roberts and Taylor.  According to the terms of the grant, each of those executives is entitled to earn between 0% and 200% of such executive’s respective target RP award depending on performance measures achieved during the three year performance cycle beginning January 1, 2002 and ending December 31, 2004, as determined by the Compensation Committee at the end of the performance cycle.  Target RP awards are set as a percentage of such executive’s base salary at the time of the grant, with the percentage differing based upon the executive’s grade level.  The payment of any RP award amount, once determined, will be made in 2005.

The performance measures for the RP awards consist of: (1) earnings before interest, taxes and depreciation (EBITDA) divided by total assets; (2) a comparison of CPChem’s financial performance relative to a peer group of companies; and/or (3) economic value added.

Executive Compensation Arrangements

On February 22, 2005, the Compensation Committee approved the following compensation arrangements relating to executive officers of CPChem.

Relative Performance Awards for the 2005-2007 Performance Cycle Under the LTIP

The Compensation Committee approved the grant of RP awards to certain executives, including Messrs. Gallogly, Garland, Glidden, Roberts and Taylor.  According to the terms of the grant, each of those executives is entitled to earn between 0% and 200% of such executive’s respective target RP award depending on performance measures achieved during the three year performance cycle beginning January 1, 2005 and ending December 31, 2007, as determined by the Compensation Committee at the end of the performance cycle.  Target RP awards are set as a percentage of such executive’s base salary at the time of the grant, with the percentage differing based upon the executive’s grade level.  The payment of any RP award amount, once determined, will be made in 2008.

The performance measures for the RP awards consist of: (1) EBITDA divided by total assets; (2) a comparison of CPChem’s financial performance relative to a peer group of companies; and/or (3) economic value added.

Strategic Performance Awards for the 2005-2007 Performance Cycle Under the LTIP

The Compensation Committee approved the grant of SP awards to certain executives, including Messrs. Gallogly, Garland, Glidden, Roberts and Taylor.  According to the terms of the grant, each of those executives is entitled to earn between 0% and 200% of such executive’s respective SP award depending on performance measures achieved during the three year performance cycle beginning January 1, 2005 and ending December 31, 2007, as determined by the Compensation Committee at the end of the performance cycle.  Target SP awards are set as a percentage of such executive’s base salary at the time of the grant, with the percentage differing based upon the executive’s grade level.  The payment of any SP award amount, once determined, will be made in 2008.

The performance measures for the SP awards consist of: (1) gap closure/synergies; (2) major project management; (3) portfolio management; (4) effective management of capital projects; (5) unit cost reductions versus baseline measurements; (6) reliability versus baseline measurements, and/or (7) achievement of effective growth goals.

2005 Target Awards Pursuant to the Annual Incentive Plan

The Compensation Committee approved the grant of target awards to certain executives, including Messrs. Gallogly, Garland, Glidden, Roberts and Taylor.  Target awards are measured as a percentage of such executive’s base salary at December 31, 2005, with the percentage differing based upon the executive’s grade level.  Each of those executives is entitled to earn between 0% and 200% of such executive’s target award depending on performance measures achieved under CPChem’s Employee Incentive Program (EIP) during the year ending December 31, 2005, as determined by the Compensation Committee at the end of such year.  The payment of any target award amount, once determined, will be made in 2006.

The performance measures for EIP consist of corporate wide measures and award unit measures.  Corporate wide measures consist of: (1) safety; (2) EBITDA; and (3) operating expenses.  Award unit measures, which may vary depending on the executive, consist of (1) safety; (2) earnings; (3) expenses; (4) key projects; and (5) customer satisfaction.

Executive Financial Planning Program

CPChem adopted the Executive Financial Planning Program on February 22, 2005, to be effective for 2005.  This program provides for the reimbursement, to qualified executives, of certain personal financial and tax planning services up to an annual maximum of $10,000, depending on an individual’s salary grade level.

Pension Plans

Retirement Plan

CPChem’s retirement plan is a defined benefit plan and covers most U.S.-based employees.  Eligible employees automatically participate in the plan and begin accruing benefits from January 1, 2001 or their first day of employment if employed after that date.  Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with ChevronTexaco or

ConocoPhillips or their affiliates.  Retirement benefits are based on two types of credits: a career average pay benefit and a variable annuity benefit.  For the career average pay benefit, each year employees receive an annual credit equal to 1% of eligible compensation for that year.  The variable annuity benefit is the second component of the retirement plan and is made up of a monthly credit equal to 1% of each eligible employee’s compensation for that month.  Discretionary increases to the career average pay benefit and/or the variable annuity benefit may be made from time to time provided CPChem’s performance metrics support the additional cost.  Upon retirement, the accrued benefit may be paid as a lump sum payment or converted to a monthly benefit.  If a lump sum payment is elected, that payment may be rolled over to an individual retirement account or individual retirement annuity of another employer’s plan.

If an employee leaves CPChem for any reason prior to retirement and is vested, the accrued benefit may either be paid out at that time in accordance with the options described above or remain in the plan until the individual’s early or normal retirement date, at which time the accrued benefit may be paid out as a lump sum or converted to a monthly benefit.  Eligible employees that came to CPChem from either ChevronTexaco or ConocoPhillips on January 1, 2001 may receive certain adjustments, or “uplifts,” to their retirement benefit which are intended to (1) make up for pay increases that would have been added to their retirement benefit had they stayed at ChevronTexaco or ConocoPhillips, and (2) approximate the extent to which their continued employment at ChevronTexaco or ConocoPhillips would have resulted in a more favorable early retirement factor.

Supplemental Executive Retirement Plan

The supplemental executive retirement plan applies to designated officers and key executives who receive a retirement benefit under the retirement plan and who have had the amount of that benefit reduced due to required limitations under the Internal Revenue Code, or by reason of deferral of compensation under CPChem’s executive deferred compensation plan, or as a result of management incentive bonus amounts not being recognized as compensation under the retirement plan.  The eligible employee’s benefit under this plan is equal to the difference between (1) the amount the employee would have received under the retirement plan had the amount been calculated (a) without regard to the limitations imposed by the Internal Revenue Code; (b) as if amounts deferred by the employee under CPChem’s executive deferred compensation plan had been paid, (c) by treating management incentive bonus amounts as compensation; and (d) with respect to an employee that came from ConocoPhillips on January 1, 2001, by “decoupling” that employee’s compensation payable as bonus and the amount payable as base pay for purposes of determining highest average earnings under the retirement plan; and (2) the amount of the employee’s retirement benefit payable under the retirement plan.

The payment options under the supplemental executive retirement plan are generally the same as those offered under the CPChem retirement plan.

Estimated Retirement Benefits

The estimated annual benefits payable upon retirement at normal retirement age (defined in the retirement plans as age 65) for each of the named executive officers are as follows:

Name	Estimated Annual Retirement Benefits
James L. Gallogly	$250,421
Greg C. Garland	152,469
Craig B. Glidden	107,598
Rick L. Roberts	116,405
Tim G. Taylor	131,915

Director Compensation

Neither the Class C nor Class P directors of CPChem receive any additional compensation for their service as directors.

Employment Agreements

None of the named executive officers have employment, termination of employment, or change in control agreements with CPChem.

Compensation Committee Interlocks and Insider Participation

Mr. Lowe, who currently serves as Executive Vice President, Planning, Strategy and Corporate Affairs for ConocoPhillips, served as a voting member of the Compensation Committee during 2004.  Ms. Yarrington, who currently serves as Vice President, Policy, Government and Public Affairs at ChevronTexaco, also served as a voting member of the Compensation Committee during 2004.  Mr. Gallogly and Mr. Don F. Kremer, Vice President, Human Resources, served as non-voting members during 2004.  Neither Mr. Lowe nor Ms. Yarrington has served as an officer or employee of CPChem or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

CPChem is a limited liability company, owned 50% each by ChevronTexaco and ConocoPhillips either directly or indirectly through their wholly owned subsidiaries.  The ownership interests in CPChem as of the date of this report are as follows:

Name and Address of Owner	Title of Class	Percentage of Ownership
ChevronTexaco

Chevron U.S.A. Inc. 6001 Bollinger Canyon Road San Ramon, California 94583	Class C	50.0%

ConocoPhillips

ConocoPhillips Company 600 North Dairy Ashford Houston, Texas 77079	Class P	38.0%

Phillips Petroleum International Corporation 600 North Dairy Ashford Houston, Texas 77079	Class P	9.5%

WesTTex 66 Pipeline Company 600 North Dairy Ashford Houston, Texas 77079	Class P	2.1%

Phillips Chemical Holdings Company 600 North Dairy Ashford Houston, Texas 77079	Class P	0.4%

Item 13.  Certain Relationships and Related Transactions

All of the related transactions described below are on terms substantially no more favorable than those that would have been agreed upon with third parties on an arm’s-length basis.  See Part II - Item 8. Financial Statements and Supplementary Data – Notes 3, 9 and 15 for information regarding aggregate amounts paid in transactions with affiliated parties.

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

Intellectual Property Agreements.  In connection with the formation of the company, CPChem entered into a Tradename License Agreement with ChevronTexaco and ConocoPhillips, a General Trademark Assignment Agreement with ConocoPhillips, and separate Intellectual Property Agreements with each, assigning or exclusively licensing rights to certain intellectual property owned by ChevronTexaco and ConocoPhillips.

Common Facility Operating Agreements and Supply Agreements.  CPChem is a party to Common Facilities Operating Agreements with ConocoPhillips and ChevronTexaco related to the operation of the chemical facilities located within or near their refineries at Sweeny, Borger and Pascagoula.  CPChem is also a party to supply agreements with ChevronTexaco and ConocoPhillips under which CPChem purchases various products produced in these refineries, and ChevronTexaco and ConocoPhillips purchase various products that CPChem produces in its chemical facilities.

Feedstock Agreements.  CPChem is a party to agreements with each of ConocoPhillips, Duke Energy Field Services, LLC (an affiliate of ConocoPhillips) and Dynegy Inc. (an affiliate of ChevronTexaco) under which they supply CPChem with certain natural gas liquid feedstocks.  CPChem is also a party to agreements with ChevronTexaco and ConocoPhillips under which CPChem supplies olefin products to them.

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

Item 14.  Principal Accounting Fees and Services

Fees.  Aggregate fees for professional services rendered by CPChem’s independent auditor, Ernst & Young LLP, were as follows:

	Years ended December 31,
Dollars	2004	2003
Audit fees (a)	$899,415	$598,200
Audit-related fees (b)	133,082	131,200
Tax fees (c)	72,895	105,343
Other fees (d)	243	—
Total fees	$1,105,635	$834,743

(a)          Audit fees represent fees billed for professional services rendered for the audits of CPChem’s annual consolidated financial statements, statutory audits of CPChem’s subsidiaries, reviews of documents filed with the SEC and comfort letters.

(b)         Audit-related fees represent fees billed for professional services rendered for audits of employee benefit plans, attest services and accounting consultations.

(c)          Tax fees represent fees billed for professional services rendered for tax planning, tax advice and tax compliance.

(d)         Other fees in 2004 represent charges for a training seminar sponsored by Ernst & Young LLP.

CPChem and its Audit Committee are committed to ensuring the independence of its independent auditor as related to CPChem.  As such, it is CPChem’s policy that all engagements of Ernst & Young LLP by CPChem be pre-approved by the Audit Committee, with the exception that the Audit Committee has granted CPChem’s Senior Vice President, Chief Financial Officer and Controller the pre-approval authority to engage Ernst & Young LLP for certain non-audit services in an amount of up to $5,000 per engagement, limited to a maximum of $50,000 per year in the aggregate.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)                   The financial statements listed in the Index to Financial Statements on page 31 are filed as part of this annual report.

(a)(2)                   The following schedule is presented as required.  All other schedules are omitted because the information is not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

Chevron Phillips Chemical Company LLC

Schedule II – Valuation and Qualifying Accounts

Millions	Allowance for Doubtful Accounts (a,b)	Deferred Income Tax Valuation Allowance (a,c)
Balance on December 31, 2001	$6	$175
Additions	4	6
Deductions	(3)	—
Balance on December 31, 2002	7	181
Additions	4	9
Deductions	(4)	—
Balance on December 31, 2003	7	190
Additions	3	1
Deductions	(3)	—
Balance on December 31, 2004	$7	$191

(a)  Additions were charged to expense.

(b)  Deductions represent receivables written off less recoveries, if any.

(c)  Additions were generally offset by tax benefits of related losses.

(a)(3)                    The exhibits listed in the Index of Exhibits on pages 115 and 116 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: February 25, 2005	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller

Signature	Title	Date

/s/ James L. Gallogly	President and Chief Executive Officer	February 25, 2005
James L. Gallogly

/s/ Greg G. Maxwell	Senior Vice President,	February 25, 2005
Greg G. Maxwell	Chief Financial Officer and Controller

/s/ John E. Lowe	Director	February 25, 2005
John E. Lowe

/s/ Jim W. Nokes	Director	February 25, 2005
Jim W. Nokes

/s/ Patricia E. Yarrington	Director	February 25, 2005
Patricia E. Yarrington

/s/ Gary G. Yesavage	Director	February 25, 2005
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

*10.4	Chevron Phillips Chemical Company LP Executive Deferred Compensation Plan, effective January 1, 2001 (Exhibit No. 10.2 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

INDEX OF EXHIBITS (continued)

Exhibit No.	Document

*10.5	Chevron Phillips Chemical Company LP Supplemental Executive Retirement Plan (Exhibit No. 10.3 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001).

*10.6

Chevron Phillips Chemical Company LLC Long-Term Incentive Plan (as Amended and Restated Effective January 1, 2001) (Exhibit No. 10.2 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.7	Chevron Phillips Chemical Company LLC Annual Incentive Plan (Exhibit No. 10.6 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.8

Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi Ltd., and certain lenders from time to time thereto, dated as of July 30, 2004 (Exhibit No. 10.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.9	Chevron Phillips Chemical Company LP Executive Financial Planning Program.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

* Incorporated by reference as indicated.