Form 10-Q
period 2005-03-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2005-05-03
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐     No  ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
Millions	2005	2004
Revenue
Net sales	$2,658	$1,993
Equity in income of affiliates, net	50	27
Other income	26	19
Total revenue	2,734	2,039

Costs and Expenses
Cost of goods sold	2,205	1,798
Selling, general and administrative	110	104
Research and development	10	10
Total costs and expenses	2,325	1,912

Income Before Interest and Taxes	409	127

Interest income	4	2
Interest expense	(20)	(18)

Income Before Taxes	393	111

Income taxes	(4)	(3)

Net Income	389	108

Distributions on members’ preferred interests	(2)	(6)

Income Attributed to Members’ Interests	$387	$102

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$56	$63
Accounts receivable, net	1,339	1,266
Inventories	833	784
Other current assets	32	43
Total current assets	2,260	2,156

Property, plant and equipment, net	3,728	3,768
Investments in and advances to affiliates	949	893
Other assets and deferred charges	45	55

Total Assets	$6,982	$6,872

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$943	$884
Accrued income and other taxes	34	60
Secured borrowings and other debt	201	201
Other current liabilities and deferred credits	245	196
Total current liabilities	1,423	1,341

Long-term debt	1,265	1,390
Other liabilities and deferred credits	88	91

Total liabilities	2,776	2,822

Members’ preferred interests	—	75

Members’ capital	4,163	3,925
Accumulated other comprehensive income	43	50
Total members’ equity	4,206	3,975

Total Liabilities and Members’ Equity	$6,982	$6,872

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
Millions	2005	2004
Cash Flows From Operating Activities
Net income	$389	$108
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	69	70
Undistributed equity in income of affiliates, net	(50)	(27)
Changes in operating working capital	(123)	(172)
Other operating cash flow activity	7	4
Net cash flows provided by (used in) operating activities	292	(17)

Cash Flows From Investing Activities
Capital and investment expenditures	(33)	(43)
Investments in and advances to Qatar Chemical Company Ltd. (Q-Chem)	—	(9)
Other investing cash flow activity	—	1
Net cash flows used in investing activities	(33)	(51)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	(125)	77
Decrease in other debt, net	—	(13)
Redemptions of members’ preferred interests	(75)	—
Distributions on members’ preferred interests	(2)	—
Other distributions to members	(64)	—
Net cash flows provided by (used in) financing activities	(266)	64

Net Decrease in Cash and Cash Equivalents	(7)	(4)
Cash and Cash Equivalents at Beginning of Period	63	43

Cash and Cash Equivalents at End of Period	$56	$39

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2004.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods may have been reclassified in order to conform to the current reporting presentation.  Results for the periods presented in this report are not necessarily indicative of future financial performance.

Note 2.   Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN No. 46(R)) which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”).  A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46(R) requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of the residual returns of the VIE.  FIN No. 46(R) also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46(R) apply immediately to VIEs created after December 31, 2003, and for CPChem, which is considered to be a nonpublic entity as it relates to FIN No. 46(R), the consolidation requirements for VIEs created on or before December 31, 2003 became effective January 1, 2005.  FIN No. 46(R) did not require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

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

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain asset retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  For CPChem, the provisions of FIN No. 47 are effective December 31, 2005.  CPChem is evaluating what impact FIN No. 47 will have regarding its asset retirement obligations, but currently believes that implementation of FIN No. 47 will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.  Comprehensive Income

	Three months ended March 31,
Millions	2005	2004

Net income	$389	$108
Foreign currency translation adjustments	(7)	(3)
Comprehensive income	$382	$105

Note 4.   Postretirement Benefits Information

CPChem expects to contribute approximately $50 million to its pension plans for pension benefits during 2005.  There were no contributions to pension plans in the first quarters of 2005 or 2004.

Net periodic benefit costs for pension and other postretirement benefits follow:

	Pension benefits		Other benefits
	Three months ended March 31,		Three months ended March 31,
Millions	2005	2004	2005	2004

Service cost on benefits earned	$6	$5	$—	$—
Interest cost on projected benefit obligations	5	5	1	1
Expected return on plan assets	(4)	(3)	—	—
Amortization of prior service costs	3	3	1	1
Net periodic benefit cost	$10	$10	$2	$2

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income.  At March 31, 2005, $124 million of tax distributions were accrued in Other Current Liabilities and Deferred Credits that will be paid in the second quarter of 2005.  At December 31, 2004, $39 million of tax distributions were accrued that were subsequently paid in the first quarter of 2005.

Note 6.  Investments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem) is a joint venture company that owns a petrochemical complex in Qatar.  Prior to achieving project completion, CPChem made certain advances to Q-Chem under a subordinated loan agreement.  In addition, CPChem agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service payments on Q-Chem’s senior bank financing.  CPChem also agreed to loan funds to Q-Chem through December 2006 if there is insufficient cash to make Q-Chem’s target debt service payments.  This loan is limited to the amount of lost operating margins resulting from sales volumes being less than design capacity, or the actual cash deficiency, whichever is less.  CPChem believes it is unlikely that funding under these support agreements will be required.

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem previously described are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.  Advances to Q-Chem, including accrued interest, under the subordinated loan agreement totaled $313 million at March 31, 2005 and $310 million at December 31, 2004.

CPChem records its 49% share of Q-Chem’s operating results using the equity method of accounting for investments.  Q-Chem is a VIE under the provisions of FIN No. 46(R).  CPChem’s maximum exposure to loss per FIN No. 46(R) was $405 million at March 31, 2005, representing CPChem’s carrying value of its investment in and advances to Q-Chem.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP) is a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia.  The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency.  These loans totaled $57 million (gross) at March 31, 2005 and $69 million at December 31, 2004.  CPChem believes it is unlikely that funding under this guarantee will be required.  Chevron Phillips Chemical Company LLC is not a direct party to this guarantee.  SCP is not a VIE under the provisions of FIN No. 46(R).

Jubail Chevron Phillips Company

Jubail Chevron Phillips Company (JCP), a joint venture company, was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia.  Construction of the JCP facility is in conjunction with an expansion of SCP’s benzene plant, together called the “JCP project.”  Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007.  It is estimated that project completion, as defined in the JCP project’s financing agreements, will be achieved in the first half of 2008.  JCP is not a VIE under the provisions of FIN No. 46(R).

The JCP project will be financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”).  Principal and accrued interest outstanding under the commercial bank loans totaled $70 million at March 31, 2005 and $50 million at December 31, 2004.  Principal and accrued interest outstanding under loans from the first governmental agency totaled $82 million at March 31, 2005 and $42 million at December 31, 2004.  No amounts were outstanding under the loan agreements with the second governmental agency.

Under the terms of the commercial bank facilities, funding available from the senior debt is limited to 75% of the estimated project cost, as defined.  The JCP co-venturers are obligated to each fund their respective 50% share of the remaining estimated project cost through equity contributions and/or subordinated loans.  In addition, the co-venturers are obligated to each fund their respective 50% share, through equity contributions and/or subordinated loans, of any project costs incurred in excess of the estimated project cost and of any project costs not funded by senior debt.  These funding obligations terminate upon achieving project completion.

Certain bridge loan guarantees obligate the JCP co-venturers to each repay their respective 50% share of the commercial bank loans to JCP and SCP if the loans from the second Saudi Arabian governmental agency are not available by June 21, 2005.

Under the terms of completion guarantees, the commercial bank lenders and the first Saudi Arabian governmental agency have the right to demand from each JCP co-venturer, on a pro rata basis, funds to cover the debt service requirements associated with the JCP project that are due after March 31, 2009 until project completion.  Furthermore, if the project is not completed by March 31, 2010, the commercial bank lenders and the first Saudi Arabian governmental agency have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP project totaled $6 million at March 31, 2005 and $4 million at December 31, 2004.  The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.  CPChem believes it is unlikely that performance under any of the guarantees will be required.  However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Summarized Financial Information

In accordance with the SEC’s rules pertaining to equity investments that are deemed to be “significant,” summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Three months ended March 31,
Millions	2005	2004

Q-Chem
Revenues	$130	$63
Income before income taxes	66	18
Net income	47	18

Saudi Chevron Phillips Company
Revenues	163	111
Income before income taxes	68	33
Net income	68	33

All others in the aggregate
Revenues	287	205
Income before income taxes	15	5
Net income	13	4

Note 7.   Trade Receivables Securitization

CPChem had $200 million of secured borrowings outstanding at March 31, 2005 and December 31, 2004 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $700 million and $665 million of trade receivables, respectively.  The trade receivables securitization agreement expires on May 17, 2005.  CPChem has commitments from banks, subject to final documentation, to renew the receivables securitization agreement through May 2006 on terms substantially identical to the current agreement.

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

Electricity Deregulation

Legislation for electricity deregulation enacted in 1999 allowed utilities to file an application with the Public Utility Commission of Texas (PUCT) for the determination and reimbursement of certain costs associated with utility asset devaluation that may have occurred due to that legislation.  CenterPoint Energy Houston Electric LLC (CenterPoint), which previously provided electricity to CPChem’s Cedar Bayou manufacturing facility and Kingwood research center, both located in Texas, filed its application for such determination with the PUCT on March 31, 2004.  A number of entities intervened in the PUCT proceedings to object to certain claims in CenterPoint’s application.  In November 2004, the PUCT entered an order for a recovery of approximately one-half of Centerpoint’s request.  Both sides are appealing the decision.

If it is determined that CenterPoint is entitled to recover any of the costs claimed in its application, CPChem would receive a monthly charge added to its electricity cost over an extended period of time to pay for such reimbursement.  Based on the stated amounts of CenterPoint’s application and the PUCT’s subsequent order, it is currently anticipated that the additional monthly cost to CPChem that is approved by the PUCT, when finalized, would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Note 9.   Guarantees and Indemnifications

Guarantees

CPChem’s headquarters building is leased under a synthetic lease agreement, entered into in 2002 and subsequently extended in March 2005, which contains a fixed price purchase option and a residual guarantee.  The purchase option price was considered to be the fair market value of the building at the time of the extension of the lease.  If CPChem does not extend the lease or exercise the purchase option upon the expiration of the lease in 2010, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed $27 million.  CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to consolidated results of operations, financial position or liquidity.

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

Note 10. Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended March 31, 2005
Net sales – external	$1,665	$861	$132	$—	$2,658
Net sales – inter-segment	85	1	—	(86)	—
Income (loss) before interest & taxes	302	93	15	(1)	409

Three months ended March 31, 2004
Net sales – external	1,239	639	115	—	1,993
Net sales – inter-segment	61	—	—	(61)	—
Income (loss) before interest & taxes	103	14	15	(5)	127

Total assets – March 31, 2005	4,188	2,186	500	108	6,982
Total assets – December 31, 2004	4,108	2,125	508	131	6,872

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,379	$485	$(206)	$2,658
Equity in income (loss) of affiliates, net	407	(1)	368	(724)	50
Other income	—	17	29	(20)	26
Total revenue	407	2,395	882	(950)	2,734

Costs and Expenses
Cost of goods sold	—	1,957	445	(197)	2,205
Selling, general and administrative	—	109	30	(29)	110
Research and development	—	10	—	—	10
Total costs and expenses	—	2,076	475	(226)	2,325

Income Before Interest and Taxes	407	319	407	(724)	409

Interest income	—	3	4	(3)	4
Interest expense	(18)	—	(5)	3	(20)

Income Before Taxes	389	322	406	(724)	393

Income taxes	—	(1)	(3)	—	(4)

Net Income	389	321	403	(724)	389

Distributions on members’ preferred interests	(2)	—	—	—	(2)

Income Attributed to Members’ Interests	$387	$321	$403	$(724)	$387

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

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

March 31, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$6	$50	$—	$56
Accounts receivable, net	20	1,206	1,133	(1,020)	1,339
Inventories	—	620	213	—	833
Other current assets	2	24	6	—	32
Total current assets	22	1,856	1,402	(1,020)	2,260

Property, plant and equipment, net	—	3,419	309	—	3,728
Investments in and advances to affiliates	5,805	31	5,257	(10,144)	949
Other assets and deferred charges	20	32	21	(28)	45

Total Assets	$5,847	$5,338	$6,989	$(11,192)	$6,982

Current liabilities
Accounts payable	$289	$766	$908	$(1,020)	$943
Secured borrowings and other debt	—	1	200	—	201
Other current liabilities and deferred credits	134	121	24	—	279
Total current liabilities	423	888	1,132	(1,020)	1,423

Long-term debt	1,257	8	—	—	1,265
Other liabilities and deferred credits	4	79	33	(28)	88

Total liabilities	1,684	975	1,165	(1,048)	2,776

Members’ capital	4,163	4,364	5,780	(10,144)	4,163
Accumulated other comprehensive income (loss)	—	(1)	44	—	43
Total members’ equity	4,163	4,363	5,824	(10,144)	4,206

Total Liabilities and Members’ Equity	$5,847	$5,338	$6,989	$(11,192)	$6,982

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

December 31, 2004

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$15	$48	$—	$63
Accounts receivable, net	16	945	1,013	(708)	1,266
Inventories	—	601	183	—	784
Other current assets	2	34	7	—	43
Total current assets	18	1,595	1,251	(708)	2,156

Property, plant and equipment, net	—	3,453	315	—	3,768
Investments in and advances to affiliates	5,496	32	4,968	(9,603)	893
Other assets and deferred charges	20	32	31	(28)	55

Total Assets	$5,534	$5,112	$6,565	$(10,339)	$6,872

Current liabilities
Accounts payable	$100	$710	$782	$(708)	$884
Secured borrowings and other debt	—	1	200	—	201
Other current liabilities and deferred credits	50	181	25	—	256
Total current liabilities	150	892	1,007	(708)	1,341

Long-term debt	1,381	9	—	—	1,390
Other liabilities and deferred credits	3	85	31	(28)	91

Total liabilities	1,534	986	1,038	(736)	2,822

Members’ preferred interests	75	—	—	—	75

Members’ capital	3,925	4,127	5,476	(9,603)	3,925
Accumulated other comprehensive income (loss)	—	(1)	51	—	50
Total members’ equity	3,925	4,126	5,527	(9,603)	3,975

Total Liabilities and Members’ Equity	$5,534	$5,112	$6,565	$(10,339)	$6,872

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$389	$321	$403	$(724)	$389
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	64	5	—	69
Undistributed equity in income (loss) of affiliates, net	(308)	1	(269)	526	(50)
Changes in operating working capital	184	(261)	(46)	—	(123)
Other operating cash flow activity	1	(6)	12	—	7
Net cash flows provided by operating activities	266	119	105	(198)	292

Cash Flows From Investing Activities
Capital and investment expenditures	—	(29)	(4)	—	(33)
Other investing cash flow activity	—	—	—	—	—
Net cash flows used in investing activities	—	(29)	(4)	—	(33)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(125)	—	—	—	(125)
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(2)	—	—	—	(2)
Other distributions to members	(64)	(99)	(99)	198	(64)
Net cash flows used in financing activities	(266)	(99)	(99)	198	(266)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(9)	2	—	(7)
Cash and Cash Equivalents at Beginning of Period	—	15	48	—	63

Cash and Cash Equivalents at End of Period	$—	$6	$50	$—	$56

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes preceding this discussion, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

	Three months ended March 31,
Millions	2005	2004
Income (loss) before interest and taxes
Olefins & Polyolefins	$302	$103
Aromatics & Styrenics	93	14
Specialty Products	15	15
Corporate & Other	(1)	(5)
Consolidated	409	127
Net interest expense and income taxes	(20)	(19)
Net income	$389	$108

Net income for the three-month period ended March 31, 2005 increased $281 million to $389 million, compared with net income of $108 million during the same three-month period in 2004.  Consolidated net sales revenue rose significantly in the 2005 period on higher overall sales prices.  Equity earnings from affiliates were higher on improved results from SCP, Q-Chem and Phillips Sumika Polypropylene Company.  Cost of Goods Sold increased as a result of higher feedstock costs.

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended March 31,
Millions	2005	2004

Income before interest and taxes	$302	$103

Income before interest and taxes for Olefins & Polyolefins totaled $302 million in the first quarter of 2005 compared with $103 million in the prior-year period.  Significantly higher earnings from olefins and polyethylene were partially offset by lower earnings from normal alpha olefins and polyalphaolefins.  Revenues increased as a result of significantly higher sales prices.  Feedstock costs increased largely due to higher prices.  Equity earnings from affiliates increased in the 2005 period, largely from improved results of Q-Chem and Phillips Sumika Polypropylene Company.

CPChem’s 650 million-pound-per-year ethylene plant at its Sweeny facility in Old Ocean, Texas is in the process of being restarted and will be operated on a campaign basis as market conditions warrant.

Aromatics & Styrenics

	Three months ended March 31,
Millions	2005	2004

Income before interest and taxes	$93	$14

Income before interest and taxes for Aromatics & Styrenics totaled $93 million in the first three months of 2005 compared with $14 million in the prior-year period.  Earnings improved across most product lines from higher margins, with benzene margins accounting for the majority of the increase.  Revenues increased as a result of significantly higher sales prices, partially offset by slightly lower volumes.  Overall feedstock costs increased primarily due to higher benzene and benzene feedstock prices.  Earnings also benefited in the 2005 quarter from significantly higher equity earnings from SCP.

Specialty Products

	Three months ended March 31,
Millions	2005	2004

Income before interest and taxes	$15	$15

Income before interest and taxes for Specialty Products totaled $15 million in the first quarter of 2005 and 2004, with higher earnings from Ryton® polyphenylene sulfide polymers offset by lower earnings from Specialty Chemicals.  Revenues increased from higher sales prices and overall sales volumes, which were offset by higher feedstock costs primarily due to higher prices.

Corporate & Other

	Three months ended March 31,
Millions	2005	2004

Income (loss) before interest and taxes	$(1)	$(5)

Corporate and Other loss before interest and taxes was $1 million in the first quarter of 2005 compared with a $5 million loss in the prior year period.  Certain employee benefit and incentive plan expenses that were accrued and held at the Corporate level at year-end 2004 were allocated to the business segments during the first quarter of 2005, thereby lowering 2005 Corporate expenses.

Outlook

CPChem continues to maintain its focus on safety, operational reliability, improving margins and increasing sales volumes as the global economy improves.  Results from CPChem’s joint ventures in the Middle East have been strong due in part to good market conditions and favorable local feedstock costs.  Commodity chemical demand growth rates are expected to moderate as compared with 2004, with near-term overall profitability expected to decrease from the level seen in the first quarter of 2005.  However, the continuing tightening of available supply due to a lack of significant capacity additions within the industry during 2003-2004 should support solid profitability over the next several years.

Liquidity and Capital Resources

Cash balances were $56 million at March 31, 2005 and $63 million at December 31, 2004, of which $50 million and $48 million, respectively, were held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $292 million during the first three months of 2005, compared with $17 million of cash used in operating activities during the same period in 2004.  The improvement was driven primarily by higher earnings in 2005.

Investing Activities

Capital and investment expenditures totaled $33 million during the first three months of 2005, compared with $43 million in the prior-year period.  Approximately $26 million of 2005 expenditures was invested in Olefins & Polyolefins, $3 million in Aromatics & Styrenics, $2 million in Specialty Products and the remaining $2 million in corporate-level expenditures.    CPChem invested $9 million in additional shares of Q-Chem in the 2004 period.  No additional investments in Q-Chem were made in the 2005 period.

For the year 2005, CPChem expects to invest a total of approximately $245 million in capital and investment expenditures.  Included in estimated 2005 expenditures are $45 million of investments in and advances towards the JCP project.  No investments in or advances to Q-Chem are expected in 2005.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of commitments relating to Q-Chem and the JCP project.

Financing Activities

Cash used in financing activities totaled $266 million in the first three months of 2005 compared to $64 million provided by financing activities in the prior-year period.  Commercial paper balances outstanding decreased $125 million during the first quarter of 2005 compared to a $77 million increase during the 2004 period.  In the first quarter of 2005, CPChem voluntarily redeemed the remaining $75 million of outstanding members’ preferred interests and made $2 million of distributions on members’ preferred interests.  Financing activities during this period also included $39 million of distributions to members to fund the members’ estimated federal and state income tax liabilities attributable to CPChem and discretionary distributions to members totaling $25 million.

CPChem had $200 million of secured borrowings outstanding at both March 31, 2005 and December 31, 2004 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $700 million and $665 million of trade receivables, respectively.  CPChem has commitments from banks, subject to final documentation, to renew the receivables securitization agreement through May 2006 on terms substantially identical to the current agreement.

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

Other

Contingencies.  See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of contingent liabilities.

New Accounting Pronouncements.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the federal securities laws.  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates” or other words and phrases of similar meaning.  Where CPChem expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  Significant assumptions that, if erroneous, could cause actual results to differ materially from those expressed relate to the following factors, among others: the timing and duration of periods of expansion and contraction within the chemicals business; plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants; prices of feedstocks, energy and products; force majeure events; accidents; labor relations; political risks; terrorist acts; war; changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof; regulatory decisions relating to taxes, the environment and human resources; the global economy; results of financing efforts; and overall financial market conditions.  All forward-looking statements and risk factors in this report are qualified in their entirety by the cautionary statements contained herein.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2004.  CPChem believes its exposure to market risk has not changed materially at March 31, 2005.

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

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits

10.1	Chevron Phillips Chemical Company LLC Annual Incentive Plan (as amended effective January 1, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: May 3, 2005	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller