Form 10-Q
period 2005-06-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2005-07-29
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes     ☐    No    ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004
Revenue
Net sales	$2,503	$2,091	$5,161	$4,084
Equity in income of affiliates, net	39	44	89	71
Other income	40	21	66	40
Total revenue	2,582	2,156	5,316	4,195

Costs and Expenses
Cost of goods sold	2,254	1,922	4,459	3,720
Selling, general and administrative	123	106	233	210
Research and development	10	11	20	21
Total costs and expenses	2,387	2,039	4,712	3,951

Income Before Interest and Taxes	195	117	604	244

Interest income	4	2	8	4
Interest expense	(20)	(19)	(40)	(37)

Income Before Taxes	179	100	572	211

Income taxes	(6)	(3)	(10)	(6)

Net Income	173	97	562	205

Distributions on members’ preferred interests	—	(5)	(2)	(11)

Income Attributed to Members’ Interests	$173	$92	$560	$194

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$30	$63
Accounts receivable, net	1,204	1,266

Inventories
Finished goods and raw materials	733	733
Materials, supplies and other	49	51
Total inventories	782	784

Other current assets	33	43
Total current assets	2,049	2,156

Property, plant and equipment, net	3,692	3,768
Investments in and advances to affiliates	948	893
Other assets and deferred charges	42	55

Total Assets	$6,731	$6,872

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$774	$884
Accrued income and other taxes	47	60
Secured borrowings and other debt	154	201
Accrued distributions to members	217	39
Other current liabilities and deferred credits	130	157
Total current liabilities	1,322	1,341

Long-term debt	1,169	1,390
Other liabilities and deferred credits	90	91

Total liabilities	2,581	2,822

Members’ preferred interests	—	75

Members’ capital	4,120	3,925
Accumulated other comprehensive income	30	50
Total members’ equity	4,150	3,975

Total Liabilities and Members’ Equity	$6,731	$6,872

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
Millions	2005	2004
Cash Flows From Operating Activities
Net income	$562	$205
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	142	139
Undistributed equity in income of affiliates, net	(34)	(59)
Changes in operating working capital	(89)	(34)
Other operating cash flow activity	10	1
Net cash flows provided by operating activities	591	252

Cash Flows From Investing Activities
Capital and investment expenditures	(79)	(96)
Investments in and advances to Jubail Chevron Phillips Company	(20)	(4)
Investment in Qatar Chemical Company Ltd. (Q-Chem)	—	(18)
Advance repayment from Saudi Chevron Phillips Company	9	—
Net cash flows used in investing activities	(90)	(118)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	(221)	54
Decrease in secured borrowings, net	(50)	(100)
Increase (decrease) in other debt, net	3	(14)
Redemptions of members’ preferred interests	(75)	—
Distributions on members’ preferred interests	(2)	(39)
Other distributions to members	(189)	(36)
Net cash flows used in financing activities	(534)	(135)

Net Decrease in Cash and Cash Equivalents	(33)	(1)
Cash and Cash Equivalents at Beginning of Period	63	43

Cash and Cash Equivalents at End of Period	$30	$42

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.   General Information

The company, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium.  Chevron Phillips Chemical Company LLC is owned 50% each by Chevron Corporation (“Chevron,” formerly ChevronTexaco Corporation) and ConocoPhillips (collectively, the “members”).

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2004.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.  Results for the periods presented in this report are not necessarily indicative of future financial performance.

Note 2.   Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN No. 46(R)) which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”).  A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46(R) requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of the residual returns of the VIE.  FIN No. 46(R) also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46(R) became effective January 1, 2005 for CPChem.  FIN No. 46(R) did not require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  The statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring that such costs be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  For CPChem, the provisions of SFAS No. 151 are effective January 1, 2006.  CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for Non-Monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions.  This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange does not have commercial substance if the future cash flows of the entity are not expected to change significantly as a result of the exchange.  For CPChem, the provisions of SFAS No. 153 are effective July 1, 2005.  CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain asset retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  For CPChem, the provisions of FIN No. 47 are effective December 31, 2005.  CPChem is evaluating what impact, if any, FIN No. 47 will have regarding its asset retirement obligations, but currently believes that implementation of FIN No. 47 will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.   Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004
Net income	$173	$97	$562	$205
Foreign currency translation adjustments	(13)	(2)	(20)	(5)
Comprehensive income	$160	$95	$542	$200

Note 4.   Postretirement Benefits Information

CPChem expects to contribute approximately $55 million to its pension plans for pension benefits during 2005.  Contributions totaling $20 million were made during the first half of 2005.   There were no contributions during the first half of 2004.

Net periodic benefit costs for pension and other postretirement benefits follow:

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004
Pension Benefit Costs
Service cost on benefits earned	$7	$6	$13	$11
Interest cost on projected benefit obligations	6	4	11	9
Expected return on plan assets	(6)	(3)	(10)	(6)
Amortization of prior service costs	3	3	6	6
Net actuarial loss	—	1	—	1
Net periodic benefit cost	$10	$11	$20	$21

Other Postretirement Benefit Costs
Service cost on benefits earned	$1	$1	$1	$1
Interest cost on projected benefit obligations	1	1	2	2
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service costs	—	1	1	2
Net actuarial loss	1	—	1	—
Net periodic benefit cost	$2	$2	$4	$4

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income.  Tax distributions paid to members totaled $164 million during the first half of 2005 and $36 million during the first half of 2004.  At June 30, 2005, $92 million of tax distributions were accrued in Other Current Liabilities and Deferred Credits that will be paid in the third quarter of 2005.  At December 31, 2004, accrued tax distributions totaled $39 million.

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

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem previously described are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.  Advances to Q-Chem, including accrued interest, under the subordinated loan agreement totaled $317 million at June 30, 2005 and $310 million at December 31, 2004.

CPChem records its 49% share of Q-Chem’s operating results using the equity method of accounting for investments.  Q-Chem is a VIE under the provisions of FIN No. 46(R).  CPChem’s maximum exposure to loss per FIN No. 46(R) was $419 million at June 30, 2005, representing CPChem’s carrying value of its investment in and advances to Q-Chem.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP) is a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia.  The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency.  These loans totaled $16 million (gross) at June 30, 2005 and $69 million at December 31, 2004.  CPChem believes it is unlikely that funding under this guarantee will be required.  Chevron Phillips Chemical Company LLC is not a party to this guarantee.  SCP is not a VIE under the provisions of FIN No. 46(R).

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

The JCP project is being financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”).  Principal and accrued interest outstanding under the commercial bank loans totaled $71 million at June 30, 2005 and $50 million at December 31, 2004.  Principal and accrued interest outstanding under loans from the first governmental agency totaled $132 million at June 30, 2005 and $42 million at December 31, 2004.  No amounts were outstanding under the loan agreements with the second governmental agency.

Under the terms of the commercial bank facilities, funding available from the senior debt is limited to 75% of the estimated project cost, as defined.  The JCP co-venturers are obligated to each fund their respective 50% share of the remaining estimated project cost through equity contributions and subordinated loans.  In addition, the co-venturers are obligated to each fund their respective 50% share, through equity contributions or subordinated loans, of any project costs incurred in excess of the estimated project cost and of any project costs not funded by senior debt.  These funding obligations terminate upon achieving project completion.

Certain bridge loan guarantees obligated the JCP co-venturers to each repay their respective 50% share of the commercial bank loans to JCP and SCP if the loans from the second Saudi Arabian governmental agency were not available by June 21, 2005.  Conditions precedent to the availability of loans from the second Saudi Arabian governmental agency were satisfied, and the bridge loan guarantees were terminated.

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

The subsidiary of CPChem which directly owns the 50% interest in JCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans payable by JCP to the second Saudi Arabian governmental agency for the duration of the loans.  Chevron Phillips Chemical Company LLC is not a party to this guarantee.

In addition to the above guarantees, each co-venturer guaranteed their respective 50% share of payment to a contractor for certain construction costs of the project, limited to a maximum of $103 million each.  The guarantee remains in effect until payment for those construction costs is made.  Each co-venturer also granted a guarantee, on a pro rata basis, related to the delivery of stated amounts of JCP’s styrene monomer production to a JCP customer, limited to a maximum of $8 million each.  This guarantee terminates upon the achievement of commercial production of styrene by JCP.

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP project totaled $9 million at June 30, 2005 and $4 million at December 31, 2004.  The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.  CPChem believes it is unlikely that performance under any of the guarantees will be required.  However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Summarized Financial Information

In accordance with the SEC’s rules pertaining to equity investments that are deemed to be “significant,” summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004
Q-Chem
Revenues	$81	$70	$211	$133
Income before income taxes	17	29	83	47
Net income	10	29	57	47

Saudi Chevron Phillips Company
Revenues	122	148	285	259
Income before income taxes	38	60	106	93
Net income	38	60	106	93

Other equity investments
Revenues	280	219	567	424
Income before income taxes	13	2	28	7
Net income	12	1	25	5

Note 7.   Trade Receivables Securitization

CPChem had secured borrowings outstanding totaling $150 million at June 30, 2005 and $200 million at December 31, 2004 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $652 million and $665 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2005 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2006.

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

Other than those matters discussed below and based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

Legal Matters

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

Electricity Deregulation

Legislation for electricity deregulation enacted in 1999 allowed utilities to file an application with the Public Utility Commission of Texas (the “PUCT”) for the determination and reimbursement of certain costs associated with utility asset devaluation that may have occurred due to that legislation.  CenterPoint Energy Houston Electric LLC (CenterPoint), which previously provided electricity to CPChem’s Cedar Bayou manufacturing facility and Kingwood research center, both located in Texas, filed its application for such determination with the PUCT on March 31, 2004.  A number of entities intervened in the PUCT proceedings to object to certain claims in CenterPoint’s application.  In November 2004, the PUCT entered an order for a recovery of approximately one-half of Centerpoint’s request.  Both sides are appealing the decision.

If it is determined that CenterPoint is entitled to recover any of the costs claimed in its application, it is currently expected that CPChem would receive a monthly charge added to its electricity cost over an extended period of time to pay for such reimbursement.  Based on the stated amounts of CenterPoint’s application and the PUCT’s subsequent order, it is currently anticipated that the additional monthly cost to CPChem that is approved by the PUCT, when finalized, would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Note 9.   Guarantees and Indemnifications

Guarantees

CPChem’s headquarters building is leased under a synthetic lease agreement, entered into in 2002 and subsequently extended in March 2005, which contains a fixed price purchase option and a residual guarantee.  The purchase option price was considered to be the fair market value of the building at the time of the extension of the lease.  If CPChem does not extend the lease or exercise the purchase option upon the current expiration of the lease in 2010, CPChem has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the purchase option price, not to exceed $27 million.  CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price.  While it is not possible to predict with certainty the amount, if any, that CPChem would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to consolidated results of operations, financial position or liquidity.

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

Note 10. Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended June 30, 2005
Net sales – external	$1,633	$743	$127	$—	$2,503
Net sales – inter-segment	73	—	1	(74)	—
Income (loss) before interest & taxes	183	13	8	(9)	195

Three months ended June 30, 2004
Net sales – external	1,258	708	125	—	2,091
Net sales – inter-segment	59	—	1	(60)	—
Income (loss) before interest & taxes	56	48	19	(6)	117

Six months ended June 30, 2005
Net sales – external	3,298	1,604	259	—	5,161
Net sales – inter-segment	158	1	1	(160)	—
Income (loss) before interest & taxes	485	106	23	(10)	604

Six months ended June 30, 2004
Net sales – external	2,497	1,347	240	—	4,084
Net sales – inter-segment	120	—	1	(121)	—
Income (loss) before interest & taxes	159	62	34	(11)	244

Total assets – June 30, 2005	4,145	2,003	486	97	6,731
Total assets – December 31, 2004	4,108	2,125	508	131	6,872

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,284	$395	$(176)	$2,503
Equity in income (loss) of affiliates, net	191	(1)	170	(321)	39
Other income	—	30	32	(22)	40
Total revenue	191	2,313	597	(519)	2,582

Costs and Expenses
Cost of goods sold	—	2,046	376	(168)	2,254
Selling, general and administrative	—	125	28	(30)	123
Research and development	—	10	—	—	10
Total costs and expenses	—	2,181	404	(198)	2,387

Income Before Interest and Taxes	191	132	193	(321)	195

Interest income	—	4	4	(4)	4
Interest expense	(18)	—	(6)	4	(20)

Income Before Taxes	173	136	191	(321)	179

Income taxes	—	(1)	(5)	—	(6)

Net Income	173	135	186	(321)	173

Distributions on members’ preferred interests	—	—	—	—	—

Income Attributed to Members’ Interests	$173	$135	$186	$(321)	$173

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

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$4,663	$880	$(382)	$5,161
Equity in income (loss) of affiliates, net	598	(2)	538	(1,045)	89
Other income	—	47	61	(42)	66
Total revenue	598	4,708	1,479	(1,469)	5,316

Costs and Expenses
Cost of goods sold	—	4,003	821	(365)	4,459
Selling, general and administrative	—	234	58	(59)	233
Research and development	—	20	—	—	20
Total costs and expenses	—	4,257	879	(424)	4,712

Income Before Interest and Taxes	598	451	600	(1,045)	604

Interest income	—	7	8	(7)	8
Interest expense	(36)	—	(11)	7	(40)

Income Before Taxes	562	458	597	(1,045)	572

Income taxes	—	(2)	(8)	—	(10)

Net Income	562	456	589	(1,045)	562

Distributions on members’ preferred interests	(2)	—	—	—	(2)

Income Attributed to Members’ Interests	$560	$456	$589	$(1,045)	$560

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

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

June 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$5	$25	$—	$30
Accounts receivable, net	26	997	943	(762)	1,204
Inventories	—	584	198	—	782
Other current assets	2	28	3	—	33
Total current assets	28	1,614	1,169	(762)	2,049

Property, plant and equipment, net	—	3,391	301	—	3,692
Investments in and advances to affiliates	5,608	31	5,077	(9,768)	948
Other assets and deferred charges	19	31	20	(28)	42

Total Assets	$5,655	$5,067	$6,567	$(10,558)	$6,731

Current liabilities
Accounts payable	$139	$646	$751	$(762)	$774
Secured borrowings and other debt	—	1	153	—	154
Other current liabilities and deferred credits	229	145	20	—	394
Total current liabilities	368	792	924	(762)	1,322

Long-term debt	1,161	8	—	—	1,169
Other liabilities and deferred credits	6	78	34	(28)	90

Total liabilities	1,535	878	958	(790)	2,581

Members’ capital	4,120	4,190	5,578	(9,768)	4,120
Accumulated other comprehensive income (loss)	—	(1)	31	—	30
Total members’ equity	4,120	4,189	5,609	(9,768)	4,150

Total Liabilities and Members’ Equity	$5,655	$5,067	$6,567	$(10,558)	$6,731

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

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$562	$456	$589	$(1,045)	$562
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	131	11	—	142
Undistributed equity in income of affiliates, net	(114)	—	(58)	138	(34)
Changes in operating working capital	34	(99)	(24)	—	(89)
Other operating cash flow activity	2	(6)	14	—	10
Net cash flows provided by operating activities	484	482	532	(907)	591

Cash Flows From Investing Activities
Capital and investment expenditures	—	(69)	(10)	—	(79)
Investments in Jubail Chevron Phillips Company	—	—	(20)	—	(20)
Advance repayment from Saudi Chevron Phillips Company	—	—	9	—	9
Other investing cash flow activity	3	—	—	(3)	—
Net cash flows provided by (used in) investing activities	3	(69)	(21)	(3)	(90)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(221)	—	—	—	(221)
Decrease in secured borrowings, net	—	—	(50)	—	(50)
Increase in other debt, net	—	—	3	—	3
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(2)	—	—	—	(2)
Other distributions to members	(189)	(423)	(487)	910	(189)
Net cash flows used in financing activities	(487)	(423)	(534)	910	(534)

Net Decrease in Cash and Cash Equivalents	—	(10)	(23)	—	(33)
Cash and Cash Equivalents at Beginning of Period	—	15	48	—	63

Cash and Cash Equivalents at End of Period	$—	$5	$25	$—	$30

Note 11. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$205	$112	$249	$(361)	$205
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	128	11	—	139
Undistributed equity in income of affiliates, net	(243)	(1)	(173)	358	(59)
Changes in operating working capital	19	(95)	42	—	(34)
Other operating cash flow activity	70	(69)	—	—	1
Net cash flows provided by operating activities	51	75	129	(3)	252

Cash Flows From Investing Activities
Capital and investment expenditures	—	(79)	(21)	—	(100)
Investments in Q-Chem	—	—	(18)	—	(18)
Other investing cash flow activity	(30)	—	—	30	—
Net cash flows used in investing activities	(30)	(79)	(39)	30	(118)

Cash Flows From Financing Activities
Increase in commercial paper, net	54	—	—	—	54
Decrease in secured borrowings, net	—	—	(100)	—	(100)
Decrease in other debt, net	—	(1)	(13)	—	(14)
Distributions on members’ preferred interests	(39)	—	—	—	(39)
Other distributions to members	(36)	—	—	—	(36)
Contributions from members	—	—	27	(27)	—
Net cash flows used in financing activities	(21)	(1)	(86)	(27)	(135)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(5)	4	—	(1)
Cash and Cash Equivalents at Beginning of Period	—	12	31	—	43

Cash and Cash Equivalents at End of Period	$—	$7	$35	$—	$42

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004
Income (loss) before interest and taxes
Olefins & Polyolefins	$183	$56	$485	$159
Aromatics & Styrenics	13	48	106	62
Specialty Products	8	19	23	34
Corporate & Other	(9)	(6)	(10)	(11)
Consolidated	195	117	604	244
Net interest expense and income taxes	(22)	(20)	(42)	(39)
Net income	$173	$97	$562	$205

Net income for the three-month period ended June 30, 2005 increased $76 million to $173 million, compared with net income of $97 million during the same three-month period in 2004.  Consolidated net sales revenue rose in the 2005 period on higher overall sales prices, partially offset by lower volumes.  Other income rose as a result of higher commission income and a legal settlement discussed below.  Cost of Goods Sold increased as a result of higher feedstock and utility costs, partially offset by lower turnaround costs.  Increased distribution costs and foreign currency transaction expenses contributed to higher Selling, General and Administrative expense in the second quarter of 2005.

Results in 2005 include a $12 million net benefit, recorded to Other Income in the second quarter, from a legal settlement related to a styrene column collapse at the St. James, Louisiana facility in 2001.  Also included in second quarter 2005 results was a $9 million benefit recorded to Cost of Goods Sold to recognize unit/line fill inventory at various manufacturing facilities, and a $4 million cumulative charge to depreciation resulting from the adjustment of the economic life of certain leasehold improvements at a third-party tolling facility.

Net income for the first six months of 2005 was $562 million, representing a $357 million improvement over net income of $205 million during the same period in 2004.  Consolidated net sales revenue rose significantly in the 2005 period on higher overall sales prices, while Equity Earnings from Affiliates were higher primarily on improved results from Phillips Sumika Polypropylene Company (Phillips Sumika).  Other income rose as a result of higher commission income and the legal settlement discussed above.  Cost of Goods Sold increased primarily as a result of higher feedstock costs.  Increased distribution costs and foreign currency transaction expenses contributed to higher Selling, General and Administrative expense in the 2005 period.

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004

Income before interest and taxes	$183	$56	$485	$159

Income before interest and taxes for Olefins & Polyolefins increased to $183 million in the second quarter of 2005 compared with $56 million in the prior-year period, primarily due to significantly higher earnings from olefins and polyethylene on improved margins.  Revenues increased as a result of higher overall sales prices, while feedstock costs also increased due to higher prices.  Equity Earnings from Affiliates increased slightly in the 2005 quarter on improved results of Phillips Sumika, partially offset by lower earnings from Q-Chem.  The improvement in Olefins & Polyolefins’ earnings was also attributable to lower turnaround costs in 2005, partially offset by costs associated with the restart of one of CPChem’s ethylene plants.  The plant, located at its Sweeny facility in Old Ocean, Texas and idle since 2001, was restarted in the second quarter of 2005.  Results in 2005 include a $2 million benefit recorded in the second quarter associated with the recognition of unit/line fill inventory.

Income before interest and taxes for Olefins & Polyolefins totaled $485 million in the first half of 2005 compared with $159 million in the 2004 period.  Significantly higher earnings from olefins and polyethylene on higher margins were the main drivers of the improved results.  Revenues increased from significantly higher sales prices.  Feedstock costs increased largely due to higher energy prices.  Equity Earnings from Affiliates were higher in the first half of 2005 on improved results of Phillips Sumika and Q-Chem.

Aromatics & Styrenics

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004

Income before interest and taxes	$13	$48	$106	$62

Income before interest and taxes for Aromatics & Styrenics totaled $13 million in the three-month period ended June 30, 2005 compared with $48 million in the 2004 period.  Lower earnings from benzene and styrene accounted for most of the decrease.  Benzene earnings were lower due to lower margins and sales volumes, partially due to a turnaround at the Pascagoula, Mississippi benzene facility in June.  The plant remained down through most of July due to catalyst issues and hurricane activity in the Gulf of Mexico and is in the process of being re-started.  Results for styrene were lower due to decreased sales volumes, partially offset by higher margins.  Sales revenues for the segment increased on higher overall prices, partially offset by lower sales volumes.  Feedstock costs increased despite the lower volumes.  Equity Earnings from Affiliates decreased in the 2005 quarter on lower earnings from Saudi Chevron Phillips Company.

Results in the 2005 periods presented include a $12 million net benefit from a legal settlement related to the St. James styrene column collapse in 2001 and a $7 million benefit for unit/line fill inventory.

Income before interest and taxes for Aromatics & Styrenics totaled $106 million in the first six months of 2005 compared with $62 million in the prior-year period.  Earnings improved across most product lines from higher margins.  Revenues increased as a result of significantly higher sales prices, partially offset by slightly lower volumes.  Overall feedstock costs increased primarily due to higher benzene and benzene feedstock prices.

Specialty Products

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004

Income before interest and taxes	$8	$19	$23	$34

Income before interest and taxes for Specialty Products totaled $8 million in the second quarter of 2005 compared with $19 million in the second quarter in 2004, and $23 million in the first half of 2005 compared with $34 million in the same period in 2004.  Earnings in the 2005 periods presented include a $4 million charge resulting from the adjustment of the economic life of certain leasehold improvements at a third-party tolling facility.

Earnings in the second quarter of 2005 were lower compared with the second quarter of 2004 in both Ryton® polyphenylene sulfide (PPS) and Specialty Chemicals.  Ryton® PPS earnings decreased due to lower margins.  Specialty Chemicals earnings decreased due to higher feedstock costs, partially offset by higher sales volumes.

Income before interest and taxes for Specialty Products for the first half of 2005 decreased due to lower earnings from Specialty Chemicals.  Lower margins, largely driven by the impact of a feedstock supply interruption that occurred earlier in the year at the Borger, Texas facility, were partially offset by higher overall sales volumes.

Corporate & Other

	Three months ended June 30,		Six months ended June 30,
Millions	2005	2004	2005	2004

Income (loss) before interest and taxes	$(9)	$(6)	$(10)	$(11)

Loss before interest and taxes for Corporate and Other was $9 million in the second quarter of 2005 compared with $6 million in the prior year period.   Higher employee benefit and incentive plan expenses in the 2005 period contributed to the increase.  Certain employee benefit and incentive plan expenses that were accrued and held at the Corporate level at year-end 2004 and allocated to the business segments during the first quarter of 2005 offset the effects of the second quarter.

Outlook

CPChem continues to maintain its focus on safety, operational reliability, improving margins and increasing sales volumes.  Results from CPChem’s Middle East joint ventures in the first half of 2005 were strong due in part to good market conditions and favorable local feedstock costs.  Commodity chemicals demand growth rates have generally moderated as compared with 2004 and the first quarter of 2005.  During the second quarter of 2005, customer demand softened in various product lines as some inventory de-stocking occurred, impacting overall sales volumes.  As a result, utilization rates at certain domestic production facilities fell and an oversupply in a number of product lines caused margin contraction.  However, the continuing tightening of available supply due to a lack of significant capacity additions within the industry during 2003-2004 is expected to support solid profitability over the next several years.

Liquidity and Capital Resources

Cash balances were $30 million at June 30, 2005 and $63 million at December 31, 2004, of which $25 million and $48 million, respectively, were held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $591 million during the first six months of 2005, compared with $252 million during the same period in 2004.  The improvement was primarily driven by higher earnings in 2005.

Investing Activities

Capital and investment expenditures, excluding investments related to the JCP Project, totaled $79 million during the first half of 2005, compared with $96 million in the prior-year period.  Approximately $61 million of 2005 expenditures was invested in Olefins & Polyolefins, $8 million in Aromatics & Styrenics, $6 million in Specialty Products and the remaining $4 million in corporate-level expenditures.  In addition, CPChem invested $20 million in the JCP Project in 2005.  In the 2004 period, CPChem invested $18 million in additional shares of Q-Chem.

For the year 2005, CPChem expects to invest a total of approximately $200 million in capital and investment expenditures and approximately $45 million towards the JCP project.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of commitments relating to Q-Chem and the JCP project.

Financing Activities

Cash used in financing activities totaled $534 million in the first six months of 2005 compared to $135 million in the prior-year period.  Commercial paper balances outstanding decreased $221 million during the first half of 2005 compared to a $54 million increase during the 2004 period.  Borrowings outstanding under the accounts receivable securitization program decreased an additional $50 million during the 2005 period, compared with a decrease of $100 million during the prior-year period.  CPChem voluntarily redeemed the remaining $75 million of outstanding members’ preferred interests in 2005 and paid distributions on members’ preferred interests totaling $2 million and $39 million in the 2005 and 2004 periods, respectively.  Financing activities in 2005 also included $164 million of distributions to members to fund their estimated federal and state income tax liabilities attributable to CPChem, compared with $36 million in 2004.  Discretionary distributions to members totaled $25 million in 2005.

CPChem had secured borrowings outstanding totaling $150 million at June 30, 2005 and $200 million at December 31, 2004 under a trade receivables securitization agreement.  These borrowings, classified as short-term, were secured by $652 million and $665 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2005 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2006.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2004.  CPChem believes its exposure to market risk has not changed materially at June 30, 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Governmental Agency Proceeding

In July and August 2004, the Texas Commission for Environmental Quality (the “TCEQ”) conducted an annual air compliance inspection at CPChem’s facility in Port Arthur, Texas.  By letter dated December 30, 2004, the TCEQ issued a Notice of Enforcement letter to CPChem with a proposed Agreed Order and recommended penalty amount.  In June 2005, CPChem and the TCEQ agreed to settle this matter by entering into an Agreed Order providing for the payment of a penalty and performance of a Supplemental Environmental Project for a combined value of $278,250.  CPChem also agreed to submit a permit application to authorize emissions from the cyclohexane unit that were originally authorized under a permit by rule.

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

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: July 29, 2005	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller