Form 10-Q
period 2005-09-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2005-11-04
CIK 1127399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Chevron Phillips Chemical Company LLC

Index

Page

Part I

Financial Information (Unaudited)

Item 1.

Financial Statements

		Condensed Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2005 and 2004	3

		Condensed Consolidated Balance Sheet at September 30, 2005 and December 31, 2004	4

		Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2005 and 2004
			5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4.	Controls and Procedures	27

Part II.	Other Information

	Item 6.	Exhibits	27

Signature			27

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Millions	2005	2004	2005	2004
Revenue
Net sales	$2,624	$2,534	$7,785	$6,618
Equity in income of affiliates, net	57	73	146	144
Other income	24	22	90	62
Total revenue	2,705	2,629	8,021	6,824

Costs and Expenses
Cost of goods sold	2,569	2,286	7,028	6,006
Selling, general and administrative	109	106	342	316
Research and development	10	10	30	31
Total costs and expenses	2,688	2,402	7,400	6,353

Income Before Interest and Taxes	17	227	621	471

Interest income	5	2	13	6
Interest expense	(19)	(19)	(59)	(56)

Income Before Taxes	3	210	575	421

Income taxes	(4)	(5)	(14)	(11)

Net Income (Loss)	(1)	205	561	410

Distributions on members’ preferred interests	—	(6)	(2)	(17)

Income (Loss) Attributed to Members’ Interests	$(1)	$199	$559	$393

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

Millions	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$42	$63
Accounts receivable, net	1,290	1,266
Inventories
Finished goods and raw materials	753	733
Materials, supplies and other	59	51
Total inventories	812	784
Other current assets	46	43
Total current assets	2,190	2,156

Property, plant and equipment, net	3,659	3,768
Investments in and advances to affiliates	1,010	893
Other assets and deferred charges	40	55

Total Assets	$6,899	$6,872

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$1,023	$884
Accrued income and other taxes	65	60
Secured borrowings and other debt	154	201
Accrued distributions to members	108	39
Other current liabilities and deferred credits	141	157
Total current liabilities	1,491	1,341

Long-term debt	1,275	1,390
Other liabilities and deferred credits	91	91

Total liabilities	2,857	2,822

Members’ preferred interests	—	75

Members’ capital	4,011	3,925
Accumulated other comprehensive income	31	50
Total members’ equity	4,042	3,975

Total Liabilities and Members’ Equity	$6,899	$6,872

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
Millions	2005	2004
Cash Flows From Operating Activities
Net income	$561	$410
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	213	210
Undistributed equity in income of affiliates, net	(91)	(132)
Changes in operating working capital	70	(169)
Other operating cash flow activity	10	(15)
Net cash flows provided by operating activities	763	304

Cash Flows From Investing Activities
Capital and investment expenditures	(129)	(135)
Investments in and advances towards JCP Project	(20)	(10)
Investment in Qatar Chemical Company Ltd. (Q-Chem)	—	(28)
Other investing cash flow activity	11	6
Net cash flows used in investing activities	(138)	(167)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	(115)	148
Decrease in secured borrowings, net	(50)	(100)
Increase (decrease) in other debt, net	2	(8)
Redemptions of members’ preferred interests	(75)	(75)
Distributions on members’ preferred interests	(2)	(47)
Other distributions to members	(406)	(66)
Net cash flows used in financing activities	(646)	(148)

Net Decrease in Cash and Cash Equivalents	(21)	(11)
Cash and Cash Equivalents at Beginning of Period	63	43

Cash and Cash Equivalents at End of Period	$42	$32

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

Note 2.          Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46(R)), which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”).  A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46(R) requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of the residual returns of the VIE.  FIN No. 46(R) also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest.  The consolidation requirements of FIN No. 46(R) became effective January 1, 2005 for CPChem.  FIN No. 46(R) did not require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for Non-Monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions.  This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange does not have commercial substance if the future cash flows of the entity are not expected to change significantly as a result of the exchange.  For CPChem, the provisions of SFAS No. 153 were effective July 1, 2005.  Implementation of this standard did not have a material impact on consolidated results of operations, financial position or liquidity.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN No. 47), which mainly clarifies the timing of the recording of certain asset retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  For CPChem, the provisions of FIN No. 47 are effective December 31, 2005.  CPChem believes that implementation of FIN No. 47 will not have a material impact on consolidated results of operations, financial position or liquidity.

In September 2005, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  In situations in which one inventory transaction is entered into in contemplation of another inventory transaction in the same line of business with the same counterparty, the two inventory transactions are deemed to be a single non-monetary exchange transaction.  It was determined that such transactions should generally be recognized at the carrying amount of the inventory transferred.  For CPChem, EITF Issue No. 04-13 is effective April 1, 2006.  CPChem believes that implementation of EITF Issue No. 04-13 will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.          Postretirement Benefits Information

CPChem expects to contribute approximately $55 million to its pension plans for pension benefits during 2005.  Contributions totaling $21 million and $15 million were made during the first nine months of 2005 and 2004, respectively.

Net periodic benefit costs for pension and other postretirement benefits follow:

Millions	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Pension Benefit Costs
Service cost on benefits earned	$6	$5	$19	$16
Interest cost on projected benefit obligations	5	5	16	14
Expected return on plan assets	(5)	(3)	(15)	(9)
Amortization of prior service costs	3	3	9	9
Net actuarial loss	1	—	1	1
Net periodic benefit cost	$10	$10	$30	$31

Other Postretirement Benefit Costs
Service cost on benefits earned	$—	$1	$1	$2
Interest cost on projected benefit obligations	2	—	4	2
Expected return on plan assets	(1)	—	(2)	(1)
Amortization of prior service costs	1	1	2	3
Net actuarial loss	—	—	1	—
Net periodic benefit cost	$2	$2	$6	$6

Note 4.          Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
Millions	2005	2004	2005	2004
Net income (loss)	$(1)	$205	$561	$410
Foreign currency translation adjustments	1	5	(19)	—
Comprehensive income	$—	$210	$542	$410

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income.  Tax distributions paid to members totaled $256 million during the nine months of 2005 and $66 million during the nine months of 2004.  At September 30, 2005, $8 million of tax distributions were accrued in Other Current Liabilities and Deferred Credits that will be paid in the fourth quarter of 2005.  At December 31, 2004, accrued tax distributions totaled $39 million.

Note 6.          Investments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem) is a 49%-owned joint venture company that owns a petrochemical complex in Qatar.  Prior to achieving project completion, CPChem made certain advances to Q-Chem under a subordinated loan agreement.  In addition, CPChem agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service payments on Q-Chem’s senior bank financing.  CPChem also agreed to loan funds to Q-Chem through December 2006 if there is insufficient cash to make Q-Chem’s targeted debt service payments.  This loan would be limited to the amount of lost operating margins resulting from sales volumes being less than design capacity, or the actual cash deficiency, whichever is less.  CPChem believes it is unlikely that funding under these support agreements will be required.

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem previously described are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.  Advances to Q-Chem, including accrued interest, under the subordinated loan agreement totaled $321 million at September 30, 2005 and $310 million at December 31, 2004.  In October 2005, Q-Chem remitted $51 million to CPChem towards its outstanding advances and accrued interest due CPChem. Q-Chem is not a VIE under the provisions of FIN No. 46(R).

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP) is a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia.  The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency.  These loans totaled $12 million (gross) at September 30, 2005 and $69 million at December 31, 2004.  CPChem believes it is unlikely that funding under this guarantee will be required.  Chevron Phillips Chemical Company LLC is not a party to this guarantee.  SCP is not a VIE under the provisions of FIN No. 46(R).

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

The JCP project is being financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”).  Principal and accrued interest outstanding under the commercial bank loans totaled $90 million at September 30, 2005 and $50 million at December 31, 2004.  Principal and accrued interest outstanding under loans from the first governmental agency totaled $184 million at September 30, 2005 and $42 million at December 31, 2004.  No amounts were outstanding under the loan agreements with the second governmental agency.

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

Certain bridge loan guarantees obligated the JCP co-venturers to each repay their respective 50% share of the commercial bank loans to JCP and SCP if the loans from the second Saudi Arabian governmental agency were not available by June 21, 2005.  Conditions precedent to the availability of loans from the second Saudi Arabian governmental agency were satisfied, and the bridge loan guarantees were terminated during the second quarter of 2005.

Under the terms of completion guarantees, if project completion has not occurred by March 31, 2009, the commercial bank lenders and the first Saudi Arabian governmental agency will have the right to demand from each JCP co-venturer, on a pro rata basis, funds to cover the debt service requirements associated with the JCP project that are due after March 31, 2009 until project completion is achieved.  Furthermore, if the project is not completed by March 31, 2010, they will have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP project totaled $9 million at September 30, 2005 and $4 million at December 31, 2004.  The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.  CPChem believes it is unlikely that performance under any of the guarantees will be required.  However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Summarized Financial Information

In accordance with the SEC’s rules pertaining to equity investments that are deemed to be “significant,” summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Three months ended September 30,		Nine months ended September 30,
Millions	2005	2004	2005	2004
Q-Chem
Revenues	$116	$72	$327	$205
Income before income taxes	51	19	134	66
Net income	37	19	94	66

Saudi Chevron Phillips Company
Revenues	191	215	476	474
Income before income taxes	71	112	177	205
Net income	71	112	177	205

Other equity investments
Revenues	268	250	835	674
Income before income taxes	14	17	42	24
Net income	10	16	35	21

Note 7.          Trade Receivables Securitization

CPChem had secured borrowings outstanding totaling $150 million at September 30, 2005 and $200 million at December 31, 2004 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $700 million and $665 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2005 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2006.

Note 8.          Contingent Liabilities

In the case of known contingent liabilities, CPChem records an undiscounted liability when a loss is probable and the amount can be reasonably estimated.  These liabilities are not reduced for potential insurance recoveries.  If applicable, undiscounted receivables are recorded for probable loss recoveries from insurance or other parties.  As facts concerning contingent liabilities become known, CPChem reassesses its position with respect to accrued liabilities and other potential exposures.  Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation.  Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of remedial actions that may be required and the determination of CPChem’s liability in proportion to those of other responsible parties.  Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available.

Other than those matters discussed below and based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

Legal Matters

CPChem is a party to certain asbestos lawsuits for which the financial responsibility between CPChem and ConocoPhillips is disputed.  CPChem, ConocoPhillips and Chevron are attempting to resolve whether ConocoPhillips or CPChem has financial responsibility for these lawsuits.  In the meantime, ConocoPhillips is managing and defending these lawsuits.  In the event the financial responsibility for these lawsuits is ultimately determined to rest with CPChem, CPChem may be required to record a charge to operations that could be material to the period reported.

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

Electricity Deregulation

Legislation for electricity deregulation enacted in 1999 allowed utilities to file an application with the Public Utility Commission of Texas (the “PUCT”) for the determination and reimbursement of certain costs associated with utility asset devaluation that may have occurred due to that legislation.  CenterPoint Energy Houston Electric LLC (CenterPoint), which previously provided electricity to CPChem’s Cedar Bayou manufacturing facility and Kingwood research center, both located in Texas, filed its application for such determination with the PUCT on March 31, 2004.  A number of entities intervened in the PUCT proceedings to object to certain claims in CenterPoint’s application.  In November 2004, the PUCT entered an order for a recovery of approximately one-half of Centerpoint’s request.  Both sides appealed the decision.  In August 2005, the district court hearing the appeal ruled in favor of CenterPoint on two issues, resulting in an additional award for CenterPoint.  It is expected that this decision will also be appealed.

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

Note 10.    Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended Sept. 30, 2005
Net sales – external	$1,731	$763	$130	$—	$2,624
Net sales – inter-segment	71	1	—	(72)	—
Income (loss) before interest & taxes	15	2	9	(9)	17

Three months ended Sept. 30, 2004
Net sales – external	1,477	937	120	—	2,534
Net sales – inter-segment	80	—	—	(80)	—
Income (loss) before interest & taxes	118	101	14	(6)	227

Nine months ended Sept. 30, 2005
Net sales – external	5,029	2,367	389	—	7,785
Net sales – inter-segment	229	2	1	(232)	—
Income (loss) before interest & taxes	500	108	32	(19)	621

Nine months ended Sept. 30, 2004
Net sales – external	3,974	2,284	360	—	6,618
Net sales – inter-segment	200	—	1	(201)	—
Income (loss) before interest & taxes	277	163	48	(17)	471

Total assets – September 30, 2005	4,240	2,035	493	131	6,899
Total assets – December 31, 2004	4,108	2,125	508	131	6,872

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,355	$444	$(175)	$2,624
Equity in income (loss) of affiliates, net	17	3	(15)	52	57
Other income	—	11	34	(21)	24
Total revenue	17	2,369	463	(144)	2,705

Costs and Expenses
Cost of goods sold	—	2,316	421	(168)	2,569
Selling, general and administrative	—	115	22	(28)	109
Research and development	—	10	—	—	10
Total costs and expenses	—	2,441	443	(196)	2,688

Income (Loss) Before Interest and Taxes	17	(72)	20	52	17
Interest income	—	5	5	(5)	5
Interest expense	(18)	—	(6)	5	(19)

Income (Loss) Before Taxes	(1)	(67)	19	52	3
Income taxes	—	(1)	(3)	—	(4)

Net Income (Loss)	(1)	(68)	16	52	(1)
Distributions on members’ preferred interests	—	—	—	—	—

Income (Loss) Attributed to Members’ Interests	$(1)	$(68)	$16	$52	$(1)

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

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$7,018	$1,324	$(557)	$7,785
Equity in income of affiliates, net	615	1	523	(993)	146
Other income	—	58	95	(63)	90
Total revenue	615	7,077	1,942	(1,613)	8,021

Costs and Expenses
Cost of goods sold	—	6,319	1,242	(533)	7,028
Selling, general and administrative	—	349	80	(87)	342
Research and development	—	30	—	—	30
Total costs and expenses	—	6,698	1,322	(620)	7,400

Income Before Interest and Taxes	615	379	620	(993)	621
Interest income	—	12	13	(12)	13
Interest expense	(54)	—	(17)	12	(59)

Income Before Taxes	561	391	616	(993)	575
Income taxes	—	(3)	(11)	—	(14)

Net Income	561	388	605	(993)	561
Distributions on members’ preferred interests	(2)	—	—	—	(2)

Income Attributed to Members’ Interests	$559	$388	$605	$(993)	$559

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

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

September 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$9	$33	$—	$42
Accounts receivable, net	36	1,033	1,021	(800)	1,290
Inventories	—	614	198	—	812
Other current assets	2	36	8	—	46
Total current assets	38	1,692	1,260	(800)	2,190

Property, plant and equipment, net	—	3,358	301	—	3,659
Investments in and advances to affiliates	5,447	33	4,912	(9,382)	1,010
Other assets and deferred charges	19	30	19	(28)	40

Total Assets	$5,504	$5,113	$6,492	$(10,210)	$6,899

Current liabilities
Accounts payable	$103	$893	$827	$(800)	$1,023
Secured borrowings and other debt	—	1	153	—	154
Other current liabilities and deferred credits	117	168	29	—	314
Total current liabilities	220	1,062	1,009	(800)	1,491

Long-term debt	1,267	8	—	—	1,275
Other liabilities and deferred credits	6	79	34	(28)	91
Total liabilities	1,493	1,149	1,043	(828)	2,857

Members’ capital	4,011	3,965	5,417	(9,382)	4,011
Accumulated other comprehensive income (loss)	—	(1)	32	—	31
Total members’ equity	4,011	3,964	5,449	(9,382)	4,042

Total Liabilities and Members’ Equity	$5,504	$5,113	$6,492	$(10,210)	$6,899

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

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$561	$388	$605	$(993)	$561
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	197	16	—	213
Undistributed equity in income (loss) of affiliates, net	22	(1)	125	(237)	(91)
Changes in operating working capital	(15)	112	(27)	—	70
Other operating cash flow activity	3	(4)	11	—	10
Net cash flows provided by operating activities	571	692	730	(1,230)	763

Cash Flows From Investing Activities
Capital and investment expenditures	—	(105)	(24)	—	(129)
Investments in Jubail Chevron Phillips Company	—	—	(20)	—	(20)
Other investing cash flow activity	27	—	11	(27)	11
Net cash flows provided by (used in) investing activities	27	(105)	(33)	(27)	(138)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(115)	—	—	—	(115)
Decrease in secured borrowings, net	—	—	(50)	—	(50)
Increase in other debt, net	—	—	2	—	2
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(2)	—	—	—	(2)
Other distributions to members	(406)	(593)	(664)	1,257	(406)
Net cash flows used in financing activities	(598)	(593)	(712)	1,257	(646)

Net Decrease in Cash and Cash Equivalents	—	(6)	(15)	—	(21)
Cash and Cash Equivalents at Beginning of Period	—	15	48	—	63

Cash and Cash Equivalents at End of Period	$—	$9	$33	$—	$42

Note 11.    Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2004

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$410	$234	$480	$(714)	$410
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	194	16	—	210
Undistributed equity in income of affiliates, net	(471)	(5)	(366)	710	(132)
Changes in operating working capital	40	(177)	(32)	—	(169)
Other operating cash flow activity	122	(138)	1	—	(15)
Net cash flows provided by operating activities	101	108	99	(4)	304

Cash Flows From Investing Activities
Capital and investment expenditures	—	(114)	(21)	—	(135)
Investments in Q-Chem	—	—	(28)	—	(28)
Investments in and advances towards JCP Project	—	—	(10)	—	(10)
Other investing cash flow activity	(61)	5	1	61	6
Net cash flows used in investing activities	(61)	(109)	(58)	61	(167)

Cash Flows From Financing Activities
Increase in commercial paper, net	148	—	—	—	148
Decrease in secured borrowings, net	—	—	(100)	—	(100)
Decrease in other debt, net	—	(1)	(7)	—	(8)
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(47)	—	—	—	(47)
Other distributions to members	(66)	—	—	—	(66)
Contributions from members	—	—	57	(57)	—
Net cash flows used in financing activities	(40)	(1)	(50)	(57)	(148)

Net Decrease in Cash and Cash Equivalents	—	(2)	(9)	—	(11)
Cash and Cash Equivalents at Beginning of Period	—	12	31	—	43

Cash and Cash Equivalents at End of Period	$—	$10	$22	$—	$32

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

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
Millions	2005	2004	2005	2004
Income (loss) before interest and taxes
Olefins & Polyolefins	$15	$118	$500	$277
Aromatics & Styrenics	2	101	108	163
Specialty Products	9	14	32	48
Corporate & Other	(9)	(6)	(19)	(17)
Consolidated	17	227	621	471
Net interest expense and income taxes	(18)	(22)	(60)	(61)
Net income (loss)	$(1)	$205	$561	$410

In the third quarter of 2005, Hurricanes Katrina (August 29) and Rita (September 24) made landfall and disrupted to varying degrees industry operations located along the Texas, Louisiana and Mississippi Gulf Coast.  CPChem’s Pascagoula, Mississippi facility and St. James, Louisiana operations were shut down for Hurricane Katrina.  The St. James facility sustained minimal damage and promptly resumed operations.  However, portions of the Pascagoula facility sustained more substantial damages.  CPChem’s Cedar Bayou, Conroe, La Porte, Pasadena and Sweeny facilities, all located in Texas, as well as its St. James facility, were temporarily shut down due to Hurricane Rita and did not experience any significant property damage.  However, the Orange and Port Arthur, Texas facilities experienced more significant damages and extended power outages.  As a result of these force majeure events, certain product lines encountered varying degrees of production shortfalls, resulting in product allocations to customers and decreased overall production.

Net loss for the three-month period ended September 30, 2005 was $1 million compared to net income of $205 million during the same three-month period in 2004.  Consolidated net sales revenue was slightly higher in the 2005 period on higher overall sales prices, partially offset by lower volumes due to the impact of hurricane activity.  Equity earnings from affiliates were lower, primarily on lower earnings from SCP.  Cost of Goods Sold increased as a result of higher feedstock and energy prices, costs associated with the valuation of an increase in feedstock inventory that resulted from lower production, and increased turnaround costs.  In addition, insurance costs increased during the third quarter of 2005 due to higher premiums associated with industry losses incurred as a result of recent hurricane activity.

Net income for the first nine months of 2005 was $561 million, representing a $151 million improvement over net income of $410 million during the same period in 2004.  Consolidated net sales revenue rose significantly in the 2005 period on higher overall sales prices, which offset the effects of lost sales due to hurricane activity.  Equity earnings from affiliates increased slightly, with improved results from Phillips Sumika Polypropylene Company (Phillips Sumika) and Q-Chem mostly offset by lower earnings from SCP.  Other income rose as a result of higher commission income and the legal settlement discussed below.  Cost of Goods Sold increased primarily as a result of higher feedstock costs.  Increased distribution costs and foreign currency transaction losses contributed to higher Selling, General and Administrative expense in the 2005 period.

Results in the first nine months of 2005 include a $10 million net benefit (a $12 million benefit recorded to Other Income and a $2 million charge to Selling, General and Administrative expense) from a legal settlement related to a styrene column collapse at the St. James facility in 2001.  Also included in 2005 results was a $9 million benefit recorded to Cost of Goods Sold to recognize unit/line fill inventory at various manufacturing facilities, partially offset by a $4 million cumulative charge to depreciation resulting from the adjustment of the economic life of certain leasehold improvements at a third-party tolling facility.

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended		Nine months ended
	September 30,		September 30,
Millions	2005	2004	2005	2004
Income before interest and taxes	$15	$118	$500	$277

Income before interest and taxes for Olefins & Polyolefins was $15 million in the third quarter of 2005 compared with $118 million in the prior-year period.  Lower earnings in the 2005 quarter were primarily due to hurricane-related shutdowns, higher feedstock and energy prices, costs associated with the valuation of an increase in feedstock inventory that resulted from lower production, and higher turnaround and maintenance costs.  Revenues increased in 2005 as a result of higher overall sales prices, partially offset by lower overall sales volumes, primarily ethylene and normal alpha olefins.

Olefins & Polyolefins’ income before interest and taxes totaled $500 million in the first nine months of 2005 compared with $277 million in the 2004 period.  Significantly higher earnings from olefins and polyethylene on higher margins were the main drivers of the improved results.  Revenues increased from higher sales prices, partially offset by lower sales volumes.  Feedstock costs increased largely due to higher energy prices.  Equity earnings from affiliates were higher on improved results from Phillips Sumika and Q-Chem.  The improvement in Olefins & Polyolefins’ earnings was also attributable to lower turnaround costs in 2005, partially offset by costs associated with the restart of an ethylene plant at the Sweeny facility.  Results in 2005 include a $2 million benefit associated with the recognition of unit/line fill inventory.

Aromatics & Styrenics

	Three months ended		Nine months ended
	September 30,		September 30,
Millions	2005	2004	2005	2004
Income before interest and taxes	$2	$101	$108	$163

Income before interest and taxes for Aromatics & Styrenics totaled $2 million in the three-month period ended September 30, 2005 compared with $101 million in the 2004 period.  Lower earnings from benzene due to lower margins and sales volumes accounted for the majority of the decrease.  CPChem’s Pascagoula benzene facility was down through most of the third quarter of 2005 due to turnaround and operational issues, and also from the impact of Hurricane Katrina’s landfall in late August.  Overall sales revenues for Aromatics & Styrenics were down due to lower sales prices and lower sales volumes that were mostly attributable to hurricane-related plant downtime.  Equity earnings from affiliates decreased on lower earnings from SCP.  Higher energy prices were mostly offset by lower overall feedstock costs associated with the decreased volumes.

Aromatics & Styrenics’ income before interest and taxes totaled $108 million in the first nine months of 2005 compared with $163 million in the prior-year period.  Lower earnings from benzene in the third quarter of 2005 accounted for most of Aromatics & Styrenics’ lower year-to-date earnings.  Overall revenues were slightly higher in 2005 on higher sales prices mostly offset by lower volumes.   Feedstock costs increased primarily due to higher prices.  Higher energy prices also contributed to the lower overall results.  Earnings in 2005 include a $10 million net benefit from a legal settlement related to the St. James styrene column collapse in 2001 and a $7 million benefit for unit/line fill inventory.

Specialty Products

	Three months ended		Nine months ended
	September 30,		September 30,
Millions	2005	2004	2005	2004
Income before interest and taxes	$9	$14	$32	$48

Income before interest and taxes for Specialty Products totaled $9 million in the third quarter of 2005 compared with $14 million in the third quarter of 2004, and $32 million in the first nine months of 2005 compared with $48 million in the same period in 2004.  Earnings in 2005 include a $4 million charge recorded in the second quarter from the adjustment of the economic life of certain leasehold improvements at a third-party tolling facility.

Earnings in the third quarter of 2005 were lower compared with the third quarter of 2004 for both Ryton® polyphenylene sulfide (PPS) and Specialty Chemicals.  Ryton® PPS earnings decreased primarily due to higher operating costs and reduced production resulting from a fire at the Borger, Texas facility.  Specialty Chemicals earnings decreased on lower margins, partially offset by higher sales volumes.

Income before interest and taxes for Specialty Products for the first nine months of 2005 decreased primarily due to lower earnings from Specialty Chemicals.  Lower margins, driven partially by the impact of a feedstock supply interruption that occurred earlier in the year at the Borger, Texas facility, were partially offset by higher overall sales volumes.

CPChem’s Board of Directors granted preliminary approval for a new 22 million pound-per-year PPS plant to be built next to CPChem’s existing PPS plant in Borger, Texas.  Final board approval will be sought in 2006, with operational start-up anticipated in late 2007.

Corporate & Other

	Three months ended		Nine months ended
	September 30,		September 30,
Millions	2005	2004	2005	2004
Income (loss) before interest and taxes	$(9)	$(6)	$(19)	$(17)

Loss before interest and taxes for Corporate and Other was higher, comparing both the three and nine-month periods in 2005 with the same periods in 2004, primarily due to corporate-level project expenditures.

Outlook

While petrochemical demand growth rates continue to lag the pace set in 2004, an upward trend in domestic and export sales volumes suggests that downstream customers have depleted inventories that were built up in advance of the escalating prices seen during the second half of 2004 and early 2005.  Prices have rebounded, with expectations for improved margins, pending moderation of recent upward feedstock and energy pricing trends.  The combined impact of Hurricanes Katrina and Rita in the third quarter resulted in the simultaneous shutdown of numerous refinery and petrochemical units in North America.  Various Texas, Louisiana and Mississippi Gulf Coast operations continue to be down, while others are operating at reduced rates due to issues such as damage to facilities, lack of electrical power, personnel dislocations and supply chain issues regarding feedstocks and energy, as well as shipping logistics.  It is anticipated that the lingering impacts of Hurricanes Katrina and Rita should further tighten the balance of supply and demand, increasing sales and feedstock prices in the near term.

Many of CPChem’s Gulf Coast operations sustained hurricane-related damages, in particular its facilities located in Orange, Pascagoula and Port Arthur.  The Pascagoula facility was restarted in late October and is in the process of returning to normal operations.  Portions of CPChem’s Orange and Port Arthur facilities are in the process of, or have been, repaired and restarted.  Accounting for events such as these requires that repair and cleanup costs be recorded in the period performed, which is not necessarily the same period in which the damages were sustained.  As such, results of operations in the fourth quarter of 2005 will be impacted by additional repair and cleanup costs and reduced production due to hurricane-related facility shutdowns.  Results in future periods may be impacted by insurance claim reimbursements, if any, including reimbursements for business interruption losses.  CPChem maintains a program of insurance that includes coverage for hurricane-related property losses and business interruption losses, subject to certain deductible amounts.

Liquidity and Capital Resources

Cash balances were $42 million at September 30, 2005 and $63 million at December 31, 2004, of which $33 million and $48 million, respectively, were held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing its commercial paper program for daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $763 million during the first nine months of 2005, compared with $304 million during the same period in 2004.  The improvement was driven by higher earnings and a net decrease in operating working capital in 2005, compared to a net increase in operating working capital in the prior-year period.

Investing Activities

Capital and investment expenditures, excluding investments related to the JCP Project, totaled $129 million during the first nine months of 2005, compared with $135 million in the prior-year period.  Approximately $98 million of 2005 expenditures was invested in Olefins & Polyolefins, $14 million in Aromatics & Styrenics, $9 million in Specialty Products and the remaining $8 million in corporate-level expenditures.  In addition, investments in and advances towards the JCP Project totaled $20 million in the 2005 period and $10 million in the 2004 period.  CPChem also invested $28 million in Q-Chem in the 2004 period.

For the year 2005, CPChem expects to invest a total of approximately $175 million in capital and investment expenditures and approximately $35 million towards the JCP project.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of commitments relating to Q-Chem and the JCP project.

Financing Activities

Cash used in financing activities totaled $646 million in the first nine months of 2005 compared with $148 million in the prior-year period.  Commercial paper balances outstanding decreased $115 million during the first nine months of 2005 compared to a $148 million increase during the 2004 period.  Borrowings outstanding under the accounts receivable securitization program decreased an additional $50 million during the 2005 period, compared with a decrease of $100 million during the prior-year period.  CPChem voluntarily redeemed $75 million of outstanding members’ preferred interests in both the 2005 and 2004 nine-month periods, and paid distributions on members’ preferred interests totaling $2 million in 2005 and $47 million in 2004.  Financing activities in 2005 also included $256 million of distributions to members to fund their estimated federal and state income tax liabilities attributable to CPChem, compared with $66 million of such distributions in 2004.  Discretionary distributions paid to members totaled $150 million in the 2005 period.  Accrued discretionary distributions to members totaled $100 million at September 30, 2005, and will be paid in the fourth quarter of 2005.

CPChem had secured borrowings outstanding totaling $150 million at September 30, 2005 and $200 million at December 31, 2004 under a trade receivables securitization agreement.  These borrowings, classified as short-term, were secured by $700 million and $665 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2005 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2006.

CPChem believes cash requirements over the next twelve months will be funded through a combination of cash on hand, cash flows from operations and commercial paper.  CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, a change in CPChem’s credit ratings would not result in the acceleration of any existing debt obligation maturities.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2004.  CPChem believes its exposure to market risk has not changed materially at September 30, 2005.

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

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: November 4, 2005	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller