Form 10-K
period 2005-12-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2006-02-27
CIK 1127399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒      No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at June 30, 2005:

None

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This annual report contains certain “forward-looking statements.” Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates” or other words and phrases of similar meaning. Where Chevron Phillips Chemical Company LLC (CPChem) expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Significant assumptions that, if erroneous, could cause actual results to differ materially from those expressed relate to the following factors, among others: the timing and duration of periods of expansion and contraction within the chemicals business; plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants; prices of feedstocks, energy and products; force majeure events; severe weather; accidents; labor relations; political risks; terrorist acts; war; changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof; the effects of accounting rule changes under generally accepted accounting principles promulgated by various rule-setting bodies; regulatory decisions relating to taxes, the environment and human resources; results of operations and the financial condition of equity affiliates; the global economy; results of financing efforts; and overall financial market conditions. All forward-looking statements and risk factors in this annual report are qualified in their entirety by the cautionary statements contained herein. Unpredictable or unknown factors not discussed herein could also have material adverse effects on such forward-looking statements. CPChem does not undertake to update, revise or correct any of the forward-looking information.

PART I

Item 1.   Business

Chevron Phillips Chemical Company LLC, a limited liability company formed under Delaware law, manufactures and markets a wide range of petrochemicals on a worldwide basis through its subsidiaries and equity affiliates, with manufacturing facilities located in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Corporation (“Chevron,” formerly ChevronTexaco Corporation) and ConocoPhillips (collectively, the “members” or the “owners”) each own 50% of CPChem.

CPChem is governed by its Board of Directors (the “Board”), comprised of six representatives, under the terms of a limited liability company agreement. Chevron and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of CPChem are non-voting representatives. Certain major decisions and actions require the approval of the Board. All decisions and actions of the Board require the approval of at least one representative of both Chevron and ConocoPhillips.

CPChem is a “voluntary filer” of quarterly, annual and other periodic reports with the Securities and Exchange Commission (the “SEC”). These reports are available to the public at no charge through CPChem’s website at www.cpchem.com., or alternatively, through the SEC’s website at www.sec.gov. Information contained on CPChem’s website is not considered part of this Annual Report on Form 10-K.

CPChem’s business is structured around three primary operating segments: Olefins & Polyolefins, Aromatics & Styrenics, and Specialty Products. For a list of the principal products of these segments, see the tables included in each segment’s discussion. See also “Part II - Item 8. Financial Statements and Supplementary Data - Note 16. Segment and Geographic Information” for financial data by segment and geographic location. Capacity information presented in this report is as of December 31, 2005 unless otherwise indicated.

Olefins & Polyolefins

This segment produces and markets ethylene, propylene, and other olefin products which are primarily consumed internally for the production of polyethylene, normal alpha olefins (NAO), polypropylene and polyethylene pipe. CPChem has five olefin and/or polyolefin production facilities located in Texas, eight domestic pipe production facilities and one domestic pipe fittings production facility. CPChem also has one pipe production facility in Mexico. In addition, CPChem owns interests in a polypropylene facility located at the Pasadena Plastics Complex in Texas, a high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Baytown, Texas, an ethylene, polyethylene and 1-hexene facility in Qatar, and polyethylene facilities in Singapore and China.

An ethylene plant at the Sweeny facility in Old Ocean, Texas, idle since 2001, was restarted in the second quarter of 2005, and the Waxahachie, Texas pipe production facility was permanently closed in the third quarter of 2005.

Olefins & Polyolefins (continued)

Product	Approximate Net Capacity		Primary Uses
	(million pounds per year)
Ethylene	8,139	(1)	Basic building block for plastics and elastomers, and also a raw material for chemicals used to make paints, detergents and antifreeze.

Polyethylene	6,110	(1)	Thermoplastic polymer used in various applications, including:

			• high-density polyethylene (HDPE), which is a resin used to make detergent bottles, pails, plastic pipe and conduit, shopping bags, geomembrane and film applications;

			• linear low-density polyethylene (LLDPE), which is a resin used to make plastic film and containers; and

			• low-density polyethylene (LDPE), which is a resin used to make plastic film, paper coating, surgical gloves and containers.

Polyethylene pipe, conduit and pipe fittings	558		Rigid and flexible plastic pipe used in a wide variety of industries, such as electrical, energy, gas distribution, geothermal, mining, municipal projects and telecommunications.

Propylene	2,880		Basic building block for various fibers and plastics, such as polypropylene, and used as a raw material for chemicals used to make paints and detergents.

Polypropylene	486	(1)	Thermoplastic polymer used in fibers, films, automobiles and housewares.

Normal alpha olefins	1,549	(1)	A group of chemicals used in plasticizer alcohols, polyethylene, surfactants and synthetic lubricants and additives.

Polyalphaolefins	104		Base stock for synthetic lubricants.

(1) Includes CPChem’s share of equity affiliates’ capacities

Competition. Olefins and polyolefins are delivered into the worldwide commodity chemical markets. Competitive factors include price, product quality and performance, product deliverability and customer service. CPChem generally ranks within the top ten ethylene and polyethylene producers worldwide based on published production capacities. Other major producers include Dow Chemical Company (Dow), Equistar Chemicals LP (Equistar), ExxonMobil Chemical Company (ExxonMobil), Ineos Group Holdings plc (Ineos) and Shell Chemical Company (Shell). CPChem’s NAO technology allows it to produce a wide range of hydrocarbon products that compete in many different markets. Other significant producers of NAO are Ineos, Shell and Sasol Ltd. Major producers of polyalphaolefins (PAO) include Ineos and ExxonMobil.

Distribution. Depending on the particular product and location of the production facility, Olefins & Polyolefins’ products are shipped by trucks, railcars, barges, parcel tankers, ships and CPChem and third-party pipelines.

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

Supply/Feedstock Sources. Ethylene can be produced from ethane, propane, butane, natural gasoline or certain refinery liquids such as naphtha and gas oil. The two most common ethylene feedstocks are ethane, because of its high ethylene yield, and naphtha, because of its availability and transportability. Much of CPChem’s ethylene production is based on ethane/propane feedstock, however certain domestic facilities have varying degrees of flexibility to process butane and naphtha. The price of ethane tends to correlate with the price of natural gas, while the prices of the other feedstocks tend to correlate more with the price of crude oil.

CPChem has market-based purchase contracts with Duke Energy Field Services, LLC (an affiliate of ConocoPhillips) and Targa Resources, Inc., which together cover over 75% of CPChem’s expected domestic ethylene feedstock needs. The agreement with Duke Energy Field Services, LLC expires in 2014 and the agreement with Targa Resources, Inc. expires in 2008. Contracts with other suppliers provide the remainder of feedstock needs. These contracts can be long-term or monthly, or daily contracts made on a spot basis.

Marketing. Polyethylene accounts for more than one-half of all global ethylene consumption. CPChem uses approximately 80% of its U.S. ethylene in its production of polyethylene, NAO and styrene. The remainder of domestic ethylene production is sold on the merchant market, largely under long-term contracts. CPChem’s ethylene storage capacity is approximately one billion pounds at its Texas cavern storage facilities in Clemens and Mont Belvieu. Internationally, all of the ethylene produced by Q-Chem is consumed internally in its production of polyethylene and 1-hexene.

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

Marketing. At December 31, 2005, approximately 80% of CPChem’s net polyethylene capacity was located in the United States, along the Texas Gulf Coast. CPChem markets most of its production from this area in the United States, with the remainder exported to Canada, Mexico, Central and South America, Europe and Asia. Production from CPChem’s plants in Singapore and China is marketed primarily in the Far East. CPChem acts as an agent for the sale of substantially all of Q-Chem’s polyethylene production. The polyethylene is sold in Western Europe, Australia, Africa and Asia through CPChem’s established marketing network.

CPChem’s largest polyethylene customer is its Performance Pipe division. This division manufactures polyethylene pipe, fittings and conduit in nine plants located throughout the United States and one plant in Mexico.

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

Marketing. Polymer-grade propylene is sold to major chemical manufacturers, the majority of which are polypropylene producers. Approximately 25% of CPChem’s propylene is sold to Phillips Sumika Polypropylene Company, a CPChem joint venture with production facilities located at the Pasadena Plastics Complex. Propylene is also sold to external U.S. customers under long-term contracts and on the spot market, and to international contract and spot customers through a third-party export facility located in Deer Park, Texas.

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

Aromatics & Styrenics

This segment manufactures and markets aromatics products such as benzene, styrene, paraxylene and cyclohexane. This segment also manufactures and markets polystyrene as well as styrene-butadiene copolymers (SBC) sold under the trademark K-Resin®. Production facilities are located in Mississippi, Louisiana, Texas, Ohio, Puerto Rico and China. CPChem also owns equity interests in an aromatics facility in Saudi Arabia and in a K-Resin® SBC facility in South Korea. In October 2005, CPChem sold its Port Arthur, Texas cumene production unit, which was idled in 2003.

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

Polystyrene	990		Thermoplastic polymer used to make a variety of products, including packaging materials, cups and media enclosures.

Paraxylene	1,715		Used almost exclusively to make terephthalic acid or dimethyl terephthalate intermediates in the production of polyester and packaging resins such as polyethylene terephthalate (PET).

Cyclohexane	1,230	(1)	Predominantly used in intermediates for the manufacture of nylon.

K-Resin® styrene-butadiene copolymers	269	(1,2)	A high quality, clear copolymer material used to make a variety of products including medical components, toys, candy wrap, food packaging, cups and garment hangers.

(1) Includes CPChem’s share of an equity affiliate’s capacity

(2) Excludes 70 million pounds of idled capacity at the Pasadena Plastics Complex

Competition. Aromatics & Styrenics’ products are sold into global commodity chemical markets. Competitive factors include price, product quality and performance, product deliverability and customer service. CPChem generally ranks within the top ten producers and competes with other large producers including Dow, Equistar, ExxonMobil, Ineos and Shell.

Distribution. Depending on the particular product and location of the production facility, Aromatics & Styrenics’ products are shipped by trucks, railcars, barges, ships and pipelines.

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

Supply/Feedstock Sources. The two main feedstocks for benzene production are pyrolysis gasoline and reformate, both of which are intermediate products of petroleum refining and petrochemical plants. These two feedstocks account for over 75% of benzene production worldwide. Domestically, CPChem purchases benzene feedstocks from its owners’ refineries, located in proximity to CPChem’s benzene plant, and from various other sources. In Saudi Arabia, CPChem’s 50%-owned affiliate has a long-term feedstock agreement with a producer that owns a refining complex located near the Al Jubail facility.

Marketing. CPChem is a net consumer of benzene in the U.S. Gulf Coast region. This allows CPChem to routinely operate its benzene plant at full capacity, preserving a low-cost position, even during times of reduced demand for derivatives. At CPChem’s joint venture plant in Saudi Arabia, approximately 60% of the benzene produced is consumed by the joint venture’s cyclohexane plant located at the same facility. The balance of benzene is sold under short-term and long-term contracts.

Styrene

Styrene is produced at CPChem’s St. James, Louisiana facility, which has a capacity of approximately 2.1 billion pounds per year.

Supply/Feedstock Sources. Styrene is made from benzene and ethylene. Most of the benzene used at CPChem’s styrene plant is produced internally at CPChem’s Pascagoula facility, with the remainder acquired through contract purchases. All of the ethylene required at the St. James plant is supplied internally.

Marketing. CPChem currently uses about one-third of its annual styrene production in the production of polystyrene at its Marietta, Ohio plant and a smaller amount in its production of K-Resin® SBC. The balance of production is sold in the merchant market. CPChem generally markets styrene in all regions of the world and sells almost all of its styrene production through short-term and long-term contracts.

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

Marketing. CPChem sells a variety of polystyrene grades. Most of CPChem’s polystyrene business in the U.S. is conducted on a short-term and long-term contract basis, while business in China follows the local practice of being conducted primarily in the spot market.

Paraxylene

CPChem has a production capacity of approximately 1.0 billion pounds of paraxylene per year at its Pascagoula plant. The Guayama, Puerto Rico plant, which has a capacity of approximately 715 million pounds of paraxylene per year, became operational in 2003 after being idled in 2001 for economic reasons. The plant is currently being utilized in a campaign mode due to market conditions.

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

Marketing. In North America, a few very large consumers buy most of the paraxylene available in the market. CPChem currently sells its paraxylene production to major producers of polyester in North America and Europe under long-term contracts, and also periodically sells into the Asian market.

Cyclohexane

CPChem is the largest marketer of cyclohexane in the world. Marketed volumes include those produced at the Port Arthur and Saudi Arabian plants, of which CPChem’s share of the combined capacity is approximately 1.2 billion pounds per year, as well as certain volumes produced by ConocoPhillips for which CPChem has marketing rights. CPChem owns a 50% interest in the Saudi Arabian facility and has an obligation to market all of the cyclohexane exported outside of the Middle East from that facility. CPChem also has the exclusive right to market the cyclohexane produced by ConocoPhillips at its Sweeny refinery.

Supply/Feedstock Sources. The raw materials for cyclohexane are benzene and hydrogen. CPChem consumes more benzene than it produces. Remaining benzene requirements are met through short-term and long-term contracts and spot purchases. Hydrogen is currently obtained from CPChem’s Port Arthur facility and outside sources.

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

Supply/Feedstock Sources. The main feedstocks for K-Resin® SBC are styrene and butadiene. CPChem produces styrene at its St. James facility for domestic production, and secures butadiene on a long-term contract basis from a single producer. Other sources of butadiene are available if necessary. In South Korea, feedstocks are secured through long-term contracts with a company in which CPChem’s joint venture partner, Daelim Industrial Co., Ltd., has a 50% interest.

Marketing. CPChem conducts its K-Resin® SBC marketing primarily by working with customers to create new K-Resin® SBC applications, to improve existing applications and to improve customers’ processing capabilities. CPChem has a sales and technical support organization, comprised of direct representatives, and third-party agents and distributors, that is active in North America and internationally. Some product is sold under multi-year agreements. The majority of K-Resin® SBC, however, is sold based on individual sales orders.

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

Organosulfur chemicals	270	Chemical intermediates, primarily mercaptans, used in agricultural and pharmaceutical intermediates and polymerization modifiers.

Performance and reference fuels	120	Specialty fuels for calibration standards and high-performance service, such as automobile and boat racing.

Drilling specialty chemicals, including Soltex® additives and Soltex® potassium additives	29	Additives used in water-based drilling fluids for controlling unstable shale formations and increasing hole lubricity during oil and gas well drilling.

Competition. This segment’s products compete in smaller, niche markets with fewer producers as compared with other CPChem products.

Distribution. Depending on the particular product and location of the production facility, product is shipped by trucks, railcars and ships.

Specialty Chemicals

Specialty chemicals consist of a variety of organosulfur chemicals, fine chemicals and other specialties. Volumes of any given product are not large when compared to the basic commodity chemical products like ethylene and polyethylene. However, in the aggregate, specialty chemicals can account for a significant portion of the earnings of the Specialty Products segment. Production facilities are located in Borger and Conroe, Texas, and Tessenderlo, Belgium.

Supply/Feedstock Sources. Specialty chemicals production depends on the availability of a number of specialized streams of products and co-products that are the result of petroleum refining and petrochemical production processes. Feedstocks include hydrogen sulfide and a variety of olefins and other hydrocarbon streams. In many cases, CPChem acquires these feedstocks through long-term arrangements with its owners from facilities that are integrated with CPChem’s production facilities.

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

Ryton® Polyphenylene Sulfide

CPChem produces high-performance polyphenylene sulfide (PPS) polymers and compounds sold under the trademark Ryton®. Compounds are combinations of Ryton® polymer and various additives, designed to have specific properties. CPChem currently has an annual production capacity of approximately 22 million pounds of Ryton® polymer at its Borger, Texas facility. Substantially all Ryton® polymer produced at the Borger facility is currently used to produce Ryton® compounds at CPChem’s compounding facility in La Porte, Texas, its plastics compounds and development center in Singapore and its Kallo compounding facility in Kallo-Beveren, Belgium. Ryton® compounds are sold to third parties. The combined capacity of the facilities is approximately 44 million pounds of Ryton® compounds per year.

CPChem’s Board has granted preliminary approval to construct a new 22 million pound-per-year Ryton® PPS plant next to CPChem’s existing PPS plant in Borger, Texas. It is expected that final Board approval will be sought in 2006, with operational start-up anticipated in early 2008.

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

Marketing. Ryton® PPS polymers and compounds are sold through CPChem’s global marketing network. CPChem’s compounding facilities are regionally located, enhancing global sales and distribution efforts. The customer base includes automotive, appliance and consumer electronics manufacturers. Products are generally sold based on individual sales orders.

Properties and Manufacturing Facilities

CPChem currently leases the office space for its headquarters located in The Woodlands, Texas and also owns or leases administrative, technical and sales office space in various other locations. CPChem, including its equity affiliates, has 31 manufacturing facilities located in eight countries. The following table provides information regarding principal manufacturing facilities, business segments served, principal products and approximate gross annual production capacities at December 31, 2005.

Facility / Location	Segment Served	Product	Approximate Gross Capacity
			(million pounds per year)
Pasadena Plastics Complex	Aromatics & Styrenics	K-Resin® SBC	200	(1)
Pasadena, Texas	Olefins & Polyolefins	High-density polyethylene	2,240

Sweeny Facility	Olefins & Polyolefins	Ethylene	4,100
Old Ocean, Texas	Olefins & Polyolefins	Propylene	1,100

Borger Facility	Specialty Products	Organosulfur chemicals	200
Borger, Texas	Specialty Products	Ryton® PPS polymer	22
	Specialty Products	Performance and reference fuels	120
	Specialty Products	High-purity hydrocarbons and solvents	140

Cedar Bayou Facility	Olefins & Polyolefins	Ethylene	1,750
Baytown, Texas	Olefins & Polyolefins	Propylene	1,000
	Olefins & Polyolefins	Normal alpha olefins	1,500
	Olefins & Polyolefins	Polyalphaolefins	104
	Olefins & Polyolefins	Linear-low, low- and high- density polyethylene	1,900

Orange Chemical Facility	Olefins & Polyolefins	High-density polyethylene	930
Orange, Texas

Port Arthur Facility	Olefins & Polyolefins	Ethylene	1,750
Port Arthur, Texas	Olefins & Polyolefins	Propylene	780
	Aromatics & Styrenics	Cyclohexane	920

Drilling Specialties	Specialty Products	Drilling specialty chemicals	29
Conroe, Texas

Houston Compounding	Specialty Products	Ryton® PPS compounds	15
Facility
La Porte, Texas

St. James Facility	Aromatics & Styrenics	Styrene	2,100
St. James, Louisiana

Pascagoula Facility	Aromatics & Styrenics	Paraxylene	1,000
Pascagoula, Mississippi	Aromatics & Styrenics	Benzene	1,540

Marietta Facility	Aromatics & Styrenics	Polystyrene	770
Marietta, Ohio

Facility / Location	Segment Served	Product	Approximate Gross Capacity
			(million pounds per year)
Puerto Rico Facility	Aromatics & Styrenics	Paraxylene	715
Guayama, Puerto Rico

Performance Pipe Division	Olefins & Polyolefins	Polyethylene pipe, conduit	558
Nine locations in the United		and pipe fittings
States and one in Mexico

Plastics Compounds &	Specialty Products	Ryton® PPS compounds	9
Development Center
Singapore

Zhangjiagang, China Facility	Aromatics & Styrenics	Polystyrene	220
Zhangjiagang, China

Tessenderlo Chemicals Facility	Specialty Products	Organosulfur chemicals	70
Tessenderlo, Belgium

Kallo Compounding Facility	Specialty Products	Ryton® PPS compounds	20
Kallo-Beveren, Belgium

Joint Venture Facilities:

Qatar Chemical Company	Olefins & Polyolefins	Ethylene	1,100
Ltd. (Q-Chem)	Olefins & Polyolefins	High-density polyethylene	1,000
Mesaieed, Qatar	Olefins & Polyolefins	1-hexene	100

Chevron Phillips Singapore	Olefins & Polyolefins	High-density polyethylene	860
Chemicals (Private) Limited
Singapore

Shanghai Golden Phillips	Olefins & Polyolefins	High-density polyethylene	300
Petrochemical Co., Ltd.
Jinshanwei, China

Phillips Sumika	Olefins & Polyolefins	Polypropylene	810
Polypropylene Company
Pasadena, Texas

Saudi Chevron	Aromatics & Styrenics	Benzene	1,180
Phillips Company	Aromatics & Styrenics	Cyclohexane	620
Al Jubail, Saudi Arabia

K R Copolymer Co., Ltd.	Aromatics & Styrenics	K-Resin® SBC	115
Yochon, South Korea

(1) Excludes 70 million pounds of idled capacity

Projects

JCP Project. Jubail Chevron Phillips Company (JCP), a 50%-owned joint venture company with Saudi Industrial Investment Group (SIIG), was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia. The 1.6 billion-pound-per-year facility, being built on a site adjacent to the existing aromatics complex owned by Saudi Chevron Phillips Company (SCP), will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer processing units. Construction of the JCP facility will be in conjunction with an expansion of SCP’s benzene plant, together called “the JCP project.” Financial closing of the estimated $1.2 billion JCP Project occurred in July 2004. Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007. It is estimated that project completion, as defined in the JCP project’s financing agreements, will be achieved in the first half of 2008.

Q-Chem II Project. CPChem and Qatar Petroleum announced plans in 2001 for the development of a petrochemical project in Mesaieed, Qatar, designed to produce polyethylene (770 million pounds per year) and normal alpha olefins (760 million pounds per year). These plants will be owned by Qatar Chemical Company II Ltd. (Q-Chem II), an equity affiliate that is owned 49% by CPChem and 51% by Qatar Petroleum. Both plants will be located on a site adjacent to the existing complex owned by Qatar Chemical Company Ltd. (Q-Chem). In connection with this project, CPChem and Qatar Petroleum (the “co-venturers”) entered into a separate agreement in 2002 with Total Petrochemicals and Qatar Petrochemical Company Ltd., establishing a joint venture to develop a 2.9 billion-pound-per-year ethylene cracker in Ras Laffan Industrial City, Qatar. The cracker will provide ethylene feedstock via pipeline to the planned polyethylene and normal alpha olefins plants.

The ethylene cracker and pipeline will be owned by Ras Laffan Olefins Company, a joint venture of Q-Chem II and Qatofin Company Limited (Qatofin). Q-Chem II will own 53.85% of the capacity rights to the ethylene cracker and pipeline, and the balance will be held by Qatofin. Collectively, Q-Chem II’s interest in the ethylene cracker and pipeline, and the polyethylene and normal alpha olefins plants are referred to as “the Q-Chem II project.” Financial closing of the Q-Chem II project occurred in November 2005. Construction began in late 2005, with start-up anticipated in late 2008. The project will be financed through limited recourse loans from commercial banks and an export credit agency (collectively, “senior debt”), and equity contributions and subordinated loans from the co-venturers.

NCP Project. CPChem received authorization from its Board in the fourth quarter of 2005 for the continued development of a third major project in Saudi Arabia. Preliminary studies are focused on the construction of a world-scale ethane/propane cracker and a metathesis unit to produce ethylene and propylene, as well as downstream units to produce polyethylene, polypropylene, 1-hexene and polystyrene. The request for final Board approval of the project is expected in 2007.

Employees

Chevron Phillips Chemical Company LLC and its wholly owned subsidiaries employed approximately 5,150 people at December 31, 2005. About 89% of the workforce was employed in North America, 6% in Asia, 4% in Europe and 1% in the Middle East. Almost one-fifth of all employees are covered under collective bargaining agreements, and of those covered, none are subject to collective bargaining agreements that will expire by December 31, 2006. Overall, CPChem believes that its relations with its employees are good.

Intellectual Property

CPChem’s business is, to a considerable extent, technology driven. CPChem aggressively develops and protects the intellectual property necessary to conduct its operations via a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual provisions. Where CPChem does not possess a necessary technology, it obtains or licenses it from third parties. CPChem owned or licensed from its owners the rights to approximately 2,850 patents and/or patent applications in the United States and abroad at December 31, 2005.

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

Research and Development

CPChem has scientists, process engineers and technical service experts at six technical centers. The Bartlesville, Oklahoma site provides basic research, pilot plants and product development for polyethylene, specialty chemicals, Ryton® PPS polymers and compounds and K-Resin® SBC, and a plastics technical center for all polymer products. The Kingwood, Texas technology center focuses on process engineering in support of all manufacturing as well as all phases of research and process development for aromatics, NAO, PAO and specialty catalysts. The technology center at Orange, Texas provides a plastics technical center and technical services for polyethylene. Polystyrene research and technical services are located at Marietta, Ohio. International technical support and product development are provided by the Belgium and Singapore technical centers.

Research and development expense totaled $41 million in 2005, $42 million in 2004 and $55 million in 2003. Included in 2003 expense was a $9 million charge related to the permanent closure of a research and technology pilot plant in Orange, Texas.

Environmental Regulation

CPChem must comply with, and is subject to liability under, environmental laws and regulations in the jurisdictions in which it conducts business. Under some laws, CPChem may be subject to joint and several liability regarding environmental contamination on or from properties that it previously owned or operated or currently owns or operates. CPChem may also be subject to liability for contaminated properties where it has disposed of or arranged for disposal of hazardous substances, or where feedstocks or products that contained hazardous substances have been accidentally spilled or released. For further discussion, see “Item 1A. Risk Factors - Extensive environmental, health and safety laws and regulations impact our operations and assets; compliance with, and/or liability under, these laws and regulations could adversely affect our results of operations.”

CPChem incurs, and expects to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair equipment dealing with pollution control. By 2007, industrial facilities in the eight counties in and around Houston, Texas, including certain facilities that CPChem owns, must comply with new nitrogen oxide (NOx) emission standards. These new standards are being phased in between 2003 and 2007. Modifications to existing equipment and the installation of additional control equipment are required to meet these new NOx standards. CPChem expects that total capital expenditures of approximately $100 million will be required during this period to comply with these standards. To date, CPChem has invested approximately $78 million of such expenditures ($3 million in 2005).

In addition, new regulations were issued in 2004 concerning emissions of highly reactive volatile organic compounds (HRVOCs). CPChem expects that total capital expenditures of approximately $25 million will be required to comply with the monitoring aspects of these regulations. To date, CPChem has invested approximately $17 million of such expenditures ($15 million in 2005). While CPChem cannot determine if additional expenditures will be required until monitoring capabilities are in place, CPChem currently believes that additional expenditures required, if any, will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

CPChem is aware that there is or may be soil or groundwater contamination at some facilities and that remediation of soil and groundwater contaminated with hazardous substances will be required. Undiscounted accrued environmental liabilities totaled $5 million at December 31, 2005 and $6 million at December 31, 2004. There were no accrued environmental costs associated with discontinued or sold operations, sites where CPChem had been named a potentially responsible party, or environmental litigation at December 31, 2005 or 2004. Based on available information, CPChem believes that the costs that may be incurred to investigate and remediate known contamination will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

International Operations

International operations are exposed to different political, economic and regulatory risks that are not faced by businesses that operate solely in the United States. Some of CPChem’s operations, including certain of its equity affiliates, are outside the continental United States, with manufacturing facilities in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Domestic assets totaled $5.455 billion as of December 31, 2005 and net sales from domestic operations were $9.135 billion in 2005. Assets located outside of the U.S. as of December 31, 2005 totaled $1.505 billion and net sales from non-U.S. operations were $1.572 billion in 2005. Asset and net sales calculations were determined based on location of the operation. CPChem’s international operations are subject to risks similar to those affecting its U.S. operations in addition to a number of other risks, including difficulties in enforcing contractual and intellectual property rights, and impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates. Other risks include, but are not limited to, exposure to different legal standards, fluctuations in currency exchange rates, impositions or increases of investment and other restrictions by foreign governments, the requirements of a wide variety of foreign laws, political and economic instability, terrorist acts, war and difficulties in staffing and managing operations, particularly in remote locations.

Item 1A.   Risk Factors

Unless otherwise indicated, “we,” “our,” and “us” as used in this section refer to Chevron Phillips Chemical Company LLC and its consolidated subsidiaries. Discussed below are the more significant risk factors relating to our business.

Our industry is cyclical and volatile. Profitability may be adversely affected by some external factors beyond our control.

The petrochemicals industry is both cyclical and volatile. Cyclicality occurs when periods of tight supply, resulting in increased prices and profit margins, are followed by periods of capacity expansion, resulting in oversupply and declining prices and profit margins. Volatility occurs as a result of changes in supply and demand for products, changes in energy prices and changes in various other economic conditions around the world. Consequently, our sales volumes and profit margins may fluctuate, not only from year to year, but also from quarter to quarter.

Feedstock costs and some other external factors beyond our control can cause wide fluctuations in margins. Due to the commodity nature of most of the products we sell, market position cannot necessarily be protected by product differentiation or by passing on cost increases to customers. Accordingly, price increases in raw materials and other costs may not correlate with changes in the prices received for our products. Feedstock prices can fluctuate widely for a variety of reasons, including changes in worldwide energy prices, changes in availability or significant facility operating problems. Other external factors that can cause volatility in feedstock prices, as well as changes in demand for products, product prices and volumes, and margin deterioration, include:

•                  general economic conditions;

•                  levels of business activity and the creditworthiness of industries and companies that use our products;

•                  competitors’ actions;

•                  domestic and international events and circumstances;

•                  severe weather;

•                  product and process technology changes;

•                  currency fluctuations; and

•                  governmental regulation in the United States and abroad.

Although we gather, transport and fractionate feedstocks to meet a portion of our demand and have certain long-term feedstock supply contracts with affiliates of our owners and others, we are still subject to volatile feedstock prices. Extreme price volatility, such as that experienced during various times over the past five years, can result in the need to temporarily idle or curtail production units. In addition, sustained or projected periods of high feedstock costs, coupled with the inability to raise prices to sufficiently maintain margins, could result in a significant deterioration of projected cash flows which may necessitate the need to recognize asset impairment charges, some of which could be material.

Extensive environmental, health and safety laws and regulations impact our operations and assets; compliance with, and/or liability under, these laws and regulations could adversely affect our results of operations.

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

Under some laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”), the Resource Conservation and Recovery Act of 1976 and the laws of many states, we may be subject to joint and several liability regarding environmental contamination on or from properties that we previously owned or operated or currently own or operate. We may also be subject to liability for contaminated properties where we have disposed of or arranged for disposal of hazardous substances, or where feedstocks or products that contained hazardous substances may have been spilled or released. Depending on the circumstances, such liabilities may involve, for example, investigation or clean-up costs, claims for damages to natural resources or punitive damage claims. In addition, we may be the subject of third-party tort claims seeking compensatory and punitive damages for alleged impacts on human health or the environment. These liabilities and claims could result in substantial costs.

We incur, and expect to continue to incur, significant costs for capital improvements and general compliance under applicable environmental laws, including costs to acquire, maintain and repair equipment dealing with pollution control. In addition, we are aware that there is or may be soil or groundwater contamination at some facilities and that remediation of soil and groundwater contaminated with hazardous substances will be required. See “Item 1. Business - Environmental Regulation” for further discussion.

New laws and regulations, changes to existing laws and regulations, the discovery of previously unknown contamination or the imposition of new disposal or cleanup requirements could in the future require us to incur costs, or affect our production or revenues, in ways that could have a negative effect on our financial condition or results of operations. Therefore, there can be no assurance that material capital expenditures, costs, or operating expenses beyond those currently anticipated will not be required under applicable environmental, health, and safety laws and regulations, or that developments with respect to such laws and regulations, will not adversely affect production or revenues.

The nature of our operations subjects us to hazards which could expose us to the risk of significant liabilities, lost revenues or increased expenses.

While we incorporate extensive safety controls and processes within our business, there are risks inherent with the production of petrochemicals and the related storage and transportation of raw materials and products, such as operational hazards and unforeseen interruptions caused by events beyond our control. These include, but are not limited to, accidents, explosions, fires, breakdowns or failures of equipment or processes, acts of terrorism and severe weather. These events can result in injury or loss of life and extensive property or environmental damage. In addition, the handling of chemicals has the potential for serious impacts on human health and the environment from such events as chemical spills and unintentional discharges or releases of toxic or hazardous substances or gases. Liabilities incurred and interruptions in operations caused by such events have the potential to materially impact our consolidated results of operations, financial position and liquidity. While we maintain general liability, property and business interruption insurance coverage, insurance proceeds may not be adequate to fully cover significant liabilities incurred, lost revenues or increased expenses.

Our relationships with Chevron and ConocoPhillips are important to our business and a change or termination of such relationship may affect our strategic direction or our financial and operating practices and our financial results may thereby be adversely affected.

Chevron and ConocoPhillips, through their ownership interests in us and their membership on our Board, play an active role in setting our strategic and financial policies and in providing management oversight. Should either or both of them dispose of their interests in us, and thereby cease or diminish their participation, we cannot guarantee that our strategic plans, our financial policies or other aspects of our business will remain the same. Our financial performance may be adversely affected if either or both of

Chevron and ConocoPhillips dispose of their interest in us. Moreover, in view of the unanimous consent provisions of our governance structure, any transfer of an interest in us, or any change in our control, may affect our governance.

We purchase substantial portions of our feedstocks from Chevron, ConocoPhillips, an affiliate of ConocoPhillips and one other supplier. Over time, these suppliers may cease or decrease production of the feedstocks we purchase.

Substantial quantities of feedstocks for certain of our domestic plants are acquired under agreements with Chevron, ConocoPhillips, an affiliate of ConocoPhillips and one other supplier. Portions of these feedstocks come from certain plants connected to pipelines we own or to which we have access. Over time, these suppliers may rationalize their feedstock production by closing plants or consolidating production in new or existing plants to which we do not have access. While we have no indication at present that we will lose access to such supplies, we cannot guarantee that our feedstock supplies will not be affected as markets evolve. While we believe we could replace any lost supplies with new supply arrangements, we cannot guarantee that the terms of those arrangements would be as favorable as the terms of current contracts.

Our international operations expose us to political, economic and regulatory risks not normally faced by businesses that operate only in the United States.

International operations are exposed to different political, economic and regulatory risks that are not faced by businesses that operate solely in the United States. Some of our operations, including certain of our equity affiliates, are outside the continental United States, with manufacturing facilities in Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Our international operations are subject to risks similar to those affecting our U.S. operations in addition to a number of other risks, including:

•                  difficulties in enforcing contractual and intellectual property rights;

•                  impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates;

•                  exposure to different legal standards;

•                  fluctuations in currency exchange rates;

•                  impositions or increases of investment and other restrictions by foreign governments;

•                  the requirements of a wide variety of foreign laws;

•                  political and economic instability;

•                  terrorist acts;

•                  war; and

•                  difficulties in staffing and managing operations, particularly in remote locations.

We depend on proprietary technologies to maintain our competitive position.

Proprietary technology rights are important to our success and competitive position. The use of similar technology by others or the misappropriation and wrongful use of our technology by third parties could reduce or eliminate competitive advantages we have developed, cause us to lose sales or otherwise harm our business.

Although we own, or license from our owners, numerous U.S. and foreign patents and have numerous pending patents that relate to our technology, we cannot assure that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties.

We have entered into confidentiality and assignment of invention agreements with our employees and nondisclosure agreements with customers, suppliers and potential strategic partners, among others; however, we cannot assure that we have done so on a uniform basis or in all instances. If any party to these agreements were to violate their agreement with us and disclose our proprietary technology to a third party, we may be unable to prevent the third party from using this information. Our trade secrets may otherwise become known or independently developed by others, and trade secret laws provide no remedy against independent development or discovery.

We have registered and applied for some service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as we deem appropriate. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to use our trademarks and impede our marketing efforts in those jurisdictions.

We depend on multiple third parties to assist us in executing our capital program around the world on a timely, cost-effective basis.

We enter into third-party contracts for certain engineering, procurement, construction and maintenance services for various facilities around the world. Some of these contracts are on a cost-plus basis, a reimbursable basis or require the completion of work in a specified time frame for a lump sum price, subject to adjustments for changes in scope and other defined variables. Recently, construction costs have risen sharply in certain markets due to increased material and labor costs, lack of contractor and subcontractor availability, equipment shortages, logistics issues and other factors. As a result, anticipated construction costs for certain projects in the planning stage may increase to the level where the projects may be delayed or even terminated. In those instances, costs incurred and previously capitalized for ongoing projects that might be terminated or indefinitely postponed may need to be expensed, which could have a material impact on our financial results in the period recorded. In addition, contractors may request additional compensation on existing projects or even default in rare instances, potentially exposing us to project delays and additional project completion and financing costs including the repayment of loans as required under project completion guarantees. We often include project milestone payment schedules, delay damage provisions and performance guarantees in our largest contracts to mitigate potential losses should any of these occur.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

See “Item 1. Business.”

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

As previously reported, in July and August 2004, the Texas Commission for Environmental Quality (the “TCEQ”) conducted an annual air compliance inspection at CPChem’s facility in Port Arthur, Texas. By letter dated December 30, 2004, the TCEQ issued a Notice of Enforcement letter to CPChem with a proposed Agreed Order and recommended penalty amount. In June 2005, CPChem and the TCEQ agreed to settle this matter by entering into an Agreed Order providing for the payment of a penalty and performance of a Supplemental Environmental Project for a combined value of $278,250. CPChem also agreed to submit a permit application to authorize emissions from the cyclohexane unit that were originally authorized under a permit by rule.

As previously reported, in late 2001, CPChem received a Notice of Violation from the TCEQ following an inspection of the solid waste management program at CPChem’s Cedar Bayou facility in Baytown, Texas. The Notice of Violation pertained to the historical management of an on-site impoundment. CPChem agreed to conduct an investigation of the unit and, in late June 2004, completed the investigation. The investigation characterized the contents of the impoundment and identified a small groundwater contamination plume, adjacent to and unrelated to the operation of the impoundment. In November 2004, CPChem and TCEQ representatives agreed to move forward on addressing the groundwater plume. TCEQ and CPChem are presently in discussions regarding the final disposition of the impoundment and the management of the materials contained within the impoundment.

Other Proceedings

CPChem is a party to certain asbestos lawsuits for which the financial responsibility between CPChem and ConocoPhillips is disputed.  CPChem, ConocoPhillips and Chevron are attempting to resolve whether ConocoPhillips or CPChem has financial responsibility for these lawsuits.  In the meantime, ConocoPhillips is managing and defending these lawsuits.  In the event the financial responsibility for these lawsuits is ultimately determined to rest with CPChem, CPChem may be required to record a charge to operations that could be material to the period reported. However, CPChem believes that any such charge, if required, would not have a material adverse effect on financial position or liquidity.

CPChem is a party to a number of other legal proceedings that arose in the ordinary course of business for which, in many instances, no provision has been made in the financial statements. While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these individual proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the ownership interests of CPChem. See “Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management” for a listing of the holders of ownership interests in CPChem.

PART II

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
Millions	2005	2004	2003	2002	2001
Net sales	$10,707	$9,165	$6,838	$5,328	$5,804
Net income (loss)	853	626	7	(30)	(480)

	December 31,
Millions	2005	2004	2003	2002	2001
Total assets	$6,960	$6,872	$6,242	$6,109	$5,860
Long-term debt, less current maturities	1,186	1,390	1,189	1,190	1,507
Members’ preferred interests	—	75	250	250	—

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

CPChem believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and were made in good faith.  CPChem further believes the following represent its most critical accounting policies.  For a summary of all of CPChem’s significant accounting policies, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.”

Impairment of Assets – Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally at a product line level.  If the estimated fair value of an asset or group of assets is less than the respective carrying value, the carrying value is written down to estimated fair value.  Since there are usually no quoted market prices available to determine the fair values of CPChem’s long-lived assets, if upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  Fair values of impaired assets are usually determined based on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group.  This area often requires management to make complex and subjective judgments covering extended periods of time, involving significant variables such as asset lives, future product demand, and future product, feedstock and energy prices in order to estimate projected future cash flows.  Should the outlook for projected cash flows change unfavorably, material charges for impairments could occur.

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

Results of Operations

Overview

CPChem’s business, and the chemicals industry in general, is cyclical in nature and is impacted by, among other things, product demand and the prices of raw materials, feedstocks and energy.  CPChem is particularly impacted by the prices of natural gas and natural gas liquids (NGLs).  During periods of significant natural gas and NGL price volatility and corresponding spikes in natural gas and NGL prices such as those experienced during various times over the past five years, CPChem is less able to fully recover such increased costs through product sales price increases than it could had there been steady, sustained prices, even at elevated levels.  CPChem is also affected by overall domestic and global economic conditions, which drive consumer spending for durable goods.  In addition, capacity expansions or contractions contribute to the cyclical and volatile nature of the commodity chemicals industry.

CPChem’s results continued to improve in 2005 as margins were higher, due in part to healthier U.S. economic conditions.  Results improved despite the negative impact of hurricane activity in the Gulf Coast during the second half of the year.  In the third quarter of 2005, Hurricanes Katrina (August 29) and Rita (September 24) made landfall and disrupted to varying degrees industry operations located along the Texas, Louisiana and Mississippi Gulf Coast.  CPChem’s Pascagoula, Mississippi facility and St. James, Louisiana operations were shut down for Hurricane Katrina.  The St. James facility sustained minimal damage and promptly resumed operations.  However, portions of the Pascagoula facility sustained more substantial damage.  CPChem’s Cedar Bayou, Conroe, La Porte, Pasadena and Sweeny facilities, all located in Texas, as well as its St. James facility, were temporarily shut down due to Hurricane Rita, but did not experience any significant property damage.  The Orange and Port Arthur, Texas facilities, however, experienced more significant damage and extended power outages.  CPChem resumed operations at all of its affected facilities by the first week in October, except at Orange and Port Arthur.  Those two facilities resumed operations in November at various operating rates, and achieved normal operating rates in December.  As a result of these force majeure events, certain product lines encountered varying degrees of production shortfalls, resulting in product allocations to customers and decreased overall production.

Condensed Consolidated Statement of Operations

	Years ended December 31,
Millions	2005	2004	2003
Net sales	$10,707	$9,165	$6,838
Equity in income of affiliates, net	185	218	41
Other income	146	111	75
Total revenues	11,038	9,494	6,954
Cost of goods sold	9,601	8,324	6,390
Other costs and expenses	503	463	488
Income before interest and taxes	934	707	76
Net interest expense	(61)	(66)	(64)
Income taxes	(20)	(15)	(5)
Net income	$853	$626	$7

2005 compared with 2004

Net income in 2005 was $853 million, compared with $626 million in 2004.  Consolidated net sales revenues increased in 2005 as a result of higher overall sales prices, which was partially offset by lower sales volumes largely due to the hurricane-related plant shutdowns. Lower equity earnings from affiliates in 2005, primarily from Saudi Chevron Phillips Company (SCP), were offset by an increase in other income resulting primarily from approximately $30 million in proceeds received in the fourth quarter related to a technology agreement.  Cost of Goods Sold rose due to higher feedstock prices, and in addition, to increased insurance costs primarily resulting from 2005 hurricane activity.  Other Costs and Expenses were higher in 2005, attributable to increased Selling, General and Administrative (SG&A) expenses related to distribution costs and foreign currency transaction losses.

2004 compared with 2003

Net income in 2004 was $626 million, representing a $619 million improvement over the $7 million of net income recorded in 2003.  Consolidated net sales revenue rose significantly in 2004 on higher overall sales prices and volumes.  Equity earnings from affiliates improved, primarily on improved results from SCP and Qatar Chemical Company Ltd. (Q-Chem).  Cost of Goods Sold rose in the 2004 period, attributable to increased feedstock costs and higher sales volumes.

Income (Loss) Before Interest and Taxes by Segment

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate & Other	Consolidated
Year ended December 31, 2005	$831	$99	$43	$(39)	$934
Year ended December 31, 2004	428	251	58	(30)	707
Year ended December 31, 2003	41	27	34	(26)	76

Included in 2005 results was an $11 million net benefit (a $13 million benefit recorded to Other Income and a $2 million charge to SG&A expense) from a legal settlement related to a styrene column collapse at the St. James facility in 2001 and a $9 million benefit recorded to Cost of Goods Sold to recognize unit/line fill inventory at various manufacturing facilities.

Included in 2003 results were charges related to CPChem’s share of certain Chevron and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities, asset retirements, a pilot plant closure, employee termination benefit costs related to workforce reductions and a benefit recorded as a result of a sales and use tax audit.  These and other similar types of net charges totaled $36 million in the aggregate in 2003.  See subsequent segment-level discussions for additional information.

Olefins & Polyolefins

	Years ended December 31,
Millions	2005	2004	2003
Income before interest and taxes	$831	$428	$41

2005 compared with 2004

Olefins & Polyolefins’ income before interest and taxes totaled $831 million in 2005 compared with $428 million in 2004.  Significantly higher earnings from olefins and polyethylene on higher margins were the main drivers of the improved results.  Revenues increased from higher average realized sales prices, partially offset by lower sales volumes resulting from the hurricane-related shutdowns.  Net equity earnings from affiliates were higher on improved results from Phillips Sumika Polypropylene Company, and other income increased from approximately $30 million in proceeds received in the fourth quarter related to a technology agreement.  Feedstock and utility costs increased largely due to higher energy prices.  The improvement in Olefins & Polyolefins’

earnings was also attributable to lower turnaround costs, partially offset by costs associated with the 2005 restart of an ethylene plant at the Sweeny facility.  Overall earnings were also negatively impacted by hurricane-related activity.  Earnings in 2004 included a gain of $4 million related to reductions in certain LIFO-valued inventories.

2004 compared with 2003

Income before interest and taxes for Olefins & Polyolefins totaled $428 million in 2004, compared with $41 million in 2003, driven primarily by higher earnings from the olefins and polyethylene product lines.  Higher revenues from increased sales prices and volumes were partially offset by higher feedstock costs.  Equity earnings from affiliates increased significantly, largely from improved results of Q-Chem.  Earnings in 2004 and 2003 included gains of $4 million and $10 million, respectively, related to reductions in certain LIFO-valued inventories.

Results in 2003 also included $13 million of charges to SG&A expense for the Chevron and ConocoPhillips legal settlements and accruals relating to CPChem’s facilities, a $9 million charge to Research and Development depreciation related to the permanent closure of the research and technology pilot plant facility in Orange, Texas, and a $5 million net benefit resulting from the sales and use tax audit.

Aromatics & Styrenics

	Years ended December 31,
Millions	2005	2004	2003
Income before interest and taxes	$99	$251	$27

2005 compared with 2004

Income before interest and taxes for Aromatics & Styrenics totaled $99 million in 2005 compared with $251 million in 2004.  The decrease in earnings in 2005 was driven primarily by lower earnings from the benzene product line.  Overall revenues were down slightly in 2005 as lower sales volumes across most product lines, including benzene, were mostly offset by higher sales prices.  CPChem’s Pascagoula benzene facility was down through most of the third quarter of 2005 due to turnaround and operational issues, and also from the impact of Hurricane Katrina’s landfall in late August.  Equity earnings from affiliates decreased on lower earnings from SCP.  Feedstock costs increased primarily due to higher prices, while higher utility costs also contributed to the lower overall results.  Overall earnings were also negatively impacted by hurricane-related activity.  Earnings in 2005 included a $14 million gain related to reductions in certain LIFO-valued inventories.  Earnings in 2005 also included an $11 million net benefit from a legal settlement related to the St. James styrene column collapse in 2001 and a $7 million benefit to recognize unit/line fill inventory.

2004 compared with 2003

Aromatics & Styrenics’ income before interest and taxes totaled $251 million in 2004 compared with $27 million in 2003.  Results in 2004 improved primarily from higher benzene earnings, including significantly higher equity earnings from SCP.  Sales revenues increased across all product lines as a result of higher sales prices, partially offset by lower sales volumes in benzene and paraxylene, and higher feedstock costs in most product lines.  Improved results in 2004 were also partially attributable to the actions taken in 2003 to close the UDEX benzene extraction unit and idle the cumene plant, both of which are located at the Port Arthur, Texas facility.  Earnings in 2003 included $10 million of accelerated depreciation related to the closure of the UDEX benzene extraction unit, partially offset by a $3 million gain related to reductions in certain LIFO-valued inventories.

Specialty Products

	Years ended December 31,
Millions	2005	2004	2003
Income before interest and taxes	$43	$58	$34

2005 compared with 2004

Specialty Products’ income before interest and taxes totaled $43 million in 2005 compared with $58 million in 2004 due to lower earnings from both Specialty Chemicals and Ryton® polyphenylene sulfide (Ryton® PPS).  Lower sales volumes and higher feedstock costs of Ryton® PPS were partially offset by higher sales prices.  Earnings from Specialty Chemicals declined on lower margins, partially driven by the impact of a feedstock supply interruption that occurred earlier in the year at the Borger facility.   Higher sales prices and volumes were offset by higher feedstock costs.  Earnings from Ryton® PPS and Specialty Chemicals were also affected by a fire at the Borger, Texas facility in the third quarter of 2005.  Earnings in 2005 included a $4 million charge from the adjustment of the economic life of certain leasehold improvements at a third-party tolling facility.

2004 compared with 2003

Income before interest and taxes for Specialty Products was $58 million in 2004 compared with $34 million in 2003, as earnings from both Specialty Chemicals and Ryton® PPS increased.  Earnings from Ryton® PPS rose primarily on higher sales volumes, partially offset by higher feedstock costs.  Earnings from Specialty Chemicals increased as a result of higher sales volumes and prices, partially offset by increased feedstock costs primarily due to the higher sales volumes.  Results for Specialty Products in 2003 included a $2 million net benefit from the sales and use tax audit.

Corporate and Other

	Years ended December 31,
Millions	2005	2004	2003
Income (loss) before interest and taxes	$(39)	$(30)	$(26)

Corporate and Other reported losses before interest and taxes of $39 million in 2005, $30 million in 2004 and $26 million in 2003.  The increased loss in 2005 was largely due to higher project expenditures and employee incentive plan expenses held at the corporate level in 2005.  Results in 2003 included $11 million of employee termination benefit costs related to workforce reductions.

Interest expense.  Interest expense totaled $78 million in 2005, $75 million in 2004 and $72 million in 2003.  The increase in 2005 compared with 2004 was attributable to higher interest rates on variable-rate based debt, partially offset by lower average debt balances and higher capitalized interest in 2005.  The increase in 2004 compared with 2003 was primarily attributable to higher interest rates on variable-rate based debt.

Interest income.  Interest income totaled $17 million in 2005, $9 million in 2004 and $8 million in 2003.  The improvement in 2005 was attributable to higher interest income on outstanding advances to Q-Chem due to higher average interest rates.

Income Taxes.  Income tax expense totaled $20 million in 2005, $15 million in 2004 and $5 million in 2003.  The increase in 2005 was primarily due to higher foreign withholding taxes.  The increase in 2004 compared with 2003 was due to taxes on higher overall foreign income.

CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes, whereby each member is taxable on its respective share of income and losses.  However, CPChem is directly liable for federal and state income taxes and franchise taxes on certain separate legal entities and for any foreign taxes incurred.

Outlook

In 2005, CPChem posted its fourth consecutive year of improved earnings, based on the strong performance of its Olefins & Polyolefins segment and CPChem’s Middle East joint ventures.  However, earnings for the year were negatively impacted by lower sales volumes, mostly the result of plant downtime caused by two hurricanes in the Gulf of Mexico, and elevated energy prices. CPChem continues to maintain its focus on safety, environmental stewardship, operational reliability, cost management, project execution and increasing sales volumes in order to sustain profitable and responsible growth.

Chemical industry sales volumes and earnings are expected to improve in 2006 as industrial production remains strong.  Prices and margins for certain products could decline from recent levels, however, due to various factors including uncertain energy and feedstock prices, foreign currency exchange rates, imbalances in international trade and geopolitical pressures.

At this time, the amount and timing of reimbursement for business interruption and property damage insurance claims from 2005 hurricane activity is uncertain.  However, such reimbursements may have a material positive impact to the period or periods when recorded.

Liquidity and Capital Resources

Cash balances were $40 million at December 31, 2005 and $63 million at December 31, 2004, of which $21 million and $48 million, respectively, was held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing the commercial paper program to meet its daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $1.031 billion in 2005, $459 million in 2004 and $280 million in 2003.  The increases primarily reflect a trend of improved earnings in each of the years.  Cash from operations for 2004 was negatively impacted by a $235 million increase in operating working capital.

Investing Activities

Capital and investment expenditures

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate & Other	Consolidated
Year ended December 31, 2005	$121	$27	$20	$9	$177
Year ended December 31, 2004	138	34	12	7	191
Year ended December 31, 2003	127	53	17	6	203

In addition to the capital and investment expenditures shown above, CPChem subscribed to additional shares of and advanced Q-Chem (Olefins & Polyolefins), a total of $28 million in 2004 and $103 million in 2003, and made investments in and advances towards the JCP Project (Aromatics & Styrenics) totaling $35 million in 2005, $10 million in 2004 and $20 million in

2003.  In 2005, Q-Chem repaid $25 million of such advances. In addition, SCP (Aromatics & Styrenics) made advance repayments to CPChem totaling $9 million in 2005 and $32 million in 2004.

CPChem currently expects to invest a total of approximately $270 million in capital and investment expenditures in 2006.  It is expected that $131 million will be invested in Olefins & Polyolefins, $83 million in Aromatics & Styrenics, and $40 million in Specialty Products, with the remainder to be spent at the corporate level.  Included in estimated 2006 capital and investment expenditures are $39 million in investments in and advances towards the JCP Project.

JCP Project.  Jubail Chevron Phillips Company (JCP), a 50%-owned joint venture company with Saudi Industrial Investment Group (SIIG), was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia.  The 1.6 billion-pound-per-year facility, being built on a site adjacent to the existing aromatics complex owned by SCP, will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer processing units.  Construction of the JCP facility will be in conjunction with an expansion of SCP’s benzene plant, together called “the JCP project.”  Financial closing of the estimated $1.2 billion JCP Project occurred in July 2004. Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007.  It is estimated that project completion, as defined in the JCP project’s financing agreements, will be achieved in the first half of 2008.  The JCP project is being financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies.

Q-Chem II Project.  CPChem and Qatar Petroleum announced plans in 2001 for the development of a petrochemical project in Mesaieed, Qatar, designed to produce polyethylene and normal alpha olefins.  In connection with this project, CPChem and Qatar Petroleum entered into a separate agreement in 2002 with Total Petrochemicals and Qatar Petrochemical Company Ltd., establishing a joint venture to develop an ethylene cracker in Ras Laffan Industrial City, Qatar.  The project will be financed through limited recourse loans from commercial banks and an export credit agency (collectively, “senior debt”), and equity contributions and subordinated loans from the co-venturers.  It is expected that 2006 funding requirements for the Q-Chem II project will be satisfied from drawdowns on the senior debt facilities.

Financing Activities

Cash provided by (used in) financing activities totaled $(891) million in 2005, $(260) million in 2004 and $49 million in 2003.  Commercial paper balances outstanding decreased $203 million during 2005 compared to a $201 million increase in 2004, while borrowing outstanding under the accounts receivable securitization program decreased $100 million in both 2005 and 2004.  CPChem voluntarily redeemed $175 million of members’ preferred interests in 2004 and the remaining $75 million in 2005, and paid distributions on those interests of $55 million in 2004 and $2 million in 2005.  Financing activities in 2005 also included $263 million of distributions to members to fund their estimated tax liabilities attributable to CPChem, compared with $118 million of such distributions in 2004.  Discretionary distributions paid to members totaled $250 million in 2005.  At December 31, 2005, accrued discretionary distributions to members totaled $180 million and accrued distributions to fund the members’ estimated tax liabilities totaled $122 million.  These accrued distributions to members were paid in the first quarter of 2006.

In 2004, CPChem entered into an $800 million five-year credit facility with various banks that provides committed credit support for the commercial paper program and concurrently terminated its existing credit facilities.  There were no borrowings under any of the current or prior credit facilities during 2005, 2004 or 2003.

Notes issued under CPChem’s commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less.  These commercial paper borrowings totaled $182 million at December 31, 2005 and were classified as Long-Term Debt since CPChem’s intent is to refinance or replace the obligations on a long-term basis and CPChem has a committed backup credit facility in effect.

CPChem had $100 million of short-term borrowings outstanding at December 31, 2005 under a trade receivables securitization program.  The agreement allows for borrowings of up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding.  The trade receivables securitization agreement expires in May 2006.  CPChem intends to request an extension of the current agreement to May 2007.

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

Contractual Obligations

Contractual obligations, including debt obligations, at December 31, 2005 were as follows:

		Payments Due
Millions	Total	2006	2007-2008	2009-2010	Thereafter
Secured borrowings	$100	$100	$—	$—	$—
Commercial paper	182	—	—	182	—
Long-term debt	1,000	—	500	—	500
Other debt, including current portions	12	5	2	3	2
Other long-term liabilities included in the consolidated balance sheet	72	—	47	8	17
Operating lease obligations	195	31	40	60	64
Purchase obligations	3,796	1,522	2,112	97	65
Total	$5,357	$1,658	$2,701	$350	$648

See also “Part II - Item 8. Financial Statements and Supplementary Data - Note 8. Debt” for further discussion related to debt obligations and “Part II - Item 8. Financial Statements and Supplementary Data - Note 13. Operating Leases” for a discussion related to operating lease obligations.

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

Purchase Obligations.  This represents obligations to purchase goods or services which contain: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Estimated future market rates based on CPChem’s long-term forecast were used to calculate obligation amounts that contain variable price provisions.  Obligations with no fixed or minimum purchase requirements for products or services were not included.  In addition, for obligations that include rights to terminate, the amounts calculated assumed invocation of those rights.

The above contractual obligations do not include CPChem’s anticipated funding under its pension plans.  Based on internal and actuarial assumptions used in conjunction with the determination of future projected benefit obligations, it is estimated that annual funding of approximately $45 million into CPChem’s existing pension plans would be sufficient for the plans to achieve fully funded status over a ten year planning horizon.  This level of funding would be in excess of future expected minimum regulatory funding requirements.  Actual annual funding levels may differ from this estimate due to, among other things, economic conditions, actual pension asset returns and changes in business conditions.

In addition, the above contractual obligations do not include any anticipated funding by CPChem towards the JCP or Q-Chem II Projects.  See “Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Investments in and Advances to Affiliates” for further discussion.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is generally any transaction, agreement or other contractual arrangement involving an unconsolidated entity of a company under which such company has (1) made certain guarantees, (2) a retained or a contingent interest in assets transferred to an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, (3) an obligation, including a contingent obligation, under derivative instruments classified as equity or (4) any obligation, including a contingent obligation, arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.  Other than certain guarantees related to its equity affiliates and a residual guarantee related to a lease, CPChem has no material off-balance sheet arrangements of this nature.  See “Part II - Item 8. Financial Statements and Supplementary Data - Note 5. Investments in and Advances to Affiliates” for a discussion of certain guarantees related to CPChem’s equity affiliates and “Part II - Item 8. Financial Statements and Supplementary Data - Note 10. Guarantees, Commitments and Indemnifications” for a discussion of the residual guarantee.

Other

New Accounting Pronouncements.  See “Part II – Item 8. Financial Statements and Supplementary Data - Note 2. Accounting Pronouncements.”

Contingencies.  See “Part II - Item 8. Financial Statements and Supplementary Data - Note 11.  Contingent Liabilities.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.  Internationally, CPChem, including its equity affiliates, operates facilities in eight countries and sells product in many other countries, resulting in transactions denominated in various currencies.  As such, CPChem is exposed to foreign currency risk to the extent there are devaluations and fluctuations in the exchange rates of those countries against the U.S. dollar and other foreign currencies which may adversely affect revenues and margins.  The potential foreign currency transaction gain/loss from a hypothetical 10% decrease (or increase) in the value of the U.S. dollar relative to those local currencies was approximately $5 million in the aggregate at December 31, 2005.

Interest Rate Risk.  Because CPChem’s commercial paper obligations have maturities of 90 days or less and are generally reissued upon maturity, the debt is considered variable-rate based.  The secured debt issued in connection with the accounts receivable securitization program is also variable-rate based.  A hypothetical one percentage point change in the weighted average interest rates of the outstanding balances at December 31, 2005 of these debt instruments would impact interest expense by approximately $3 million annually in the aggregate.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Chevron Phillips Chemical Company LLC

Report of Independent Registered Public Accounting Firm

33

Consolidated Statement of Operations for the years ended December 31, 2005, 2004 and 2003

34

Consolidated Balance Sheet at December 31, 2005 and 2004

35

Consolidated Statement of Members’ Equity for the years ended December 31, 2005, 2004 and 2003

36

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

37

Notes to Consolidated Financial Statements

38

Selected Quarterly Financial Data (Unaudited)

68

The following financial statements are presented in accordance with the Securities and Exchange Commission’s rules pertaining to equity affiliates deemed to be “significant.”

Saudi Chevron Phillips Company

Auditors’ Report

69

Balance Sheet at December 31, 2005, 2004 and 2003

70

Income Statement for the years ended December 31, 2005, 2004 and 2003

71

Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

72

Statement of Changes in Partners’ Equity for the years ended December 31, 2005, 2004 and 2003

73

Notes to the Financial Statements

74

Qatar Chemical Company Ltd. (Q-Chem)

Report of the Auditors

83

Auditors’ Report

84

Balance Sheet at December 31, 2005, 2004 and 2003

85

Statement of Income for the years ended December 31, 2005, 2004 and 2003

86

Statement of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

87

Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

88

Notes to the Financial Statements

89

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Chevron Phillips Chemical Company LLC:

We have audited the accompanying consolidated balance sheets of Chevron Phillips Chemical Company LLC (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Qatar Chemical Company Ltd. (Q-Chem), a joint venture company in which the Company has a 49% interest, as of December 31, 2005 and 2004 and for each of the two years then ended, have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Q-Chem, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Q-Chem is stated at $398 million and $387 million, respectively, at December 31, 2005 and 2004, and the Company’s equity in the net income of Q-Chem is stated at $58 million and $57 million, for the years then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chevron Phillips Chemical Company LLC at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Houston, Texas

February 20, 2006

Chevron Phillips Chemical Company LLC

Consolidated Statement of Operations

	Years ended December 31,
Millions	2005	2004	2003
Revenue
Net sales	$10,707	$9,165	$6,838
Equity in income of affiliates, net	185	218	41
Other income	146	111	75
Total revenue	11,038	9,494	6,954

Costs and Expenses
Cost of goods sold	9,601	8,324	6,390
Selling, general and administrative	462	421	433
Research and development	41	42	55
Total costs and expenses	10,104	8,787	6,878

Income Before Interest and Taxes	934	707	76

Interest income	17	9	8
Interest expense	(78)	(75)	(72)

Income Before Taxes	873	641	12

Income taxes	(20)	(15)	(5)

Net Income	853	626	7

Distributions on members’ preferred interests	(2)	(21)	(23)

Income (Loss) Attributed to Members’ Interests	$851	$605	$(16)

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Balance Sheet

	December 31,
Millions	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$40	$63
Accounts receivable, net – trade	1,227	1,140
Accounts receivable, net – affiliates	166	126
Inventories	776	784
Other current assets	66	43
Total current assets	2,275	2,156

Property, plant and equipment	7,897	7,903
Less: accumulated depreciation	4,317	4,135
Net property, plant and equipment	3,580	3,768

Investments in and advances to affiliates	1,057	893
Other assets and deferred charges	48	55

Total Assets	$6,960	$6,872

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable – trade	$767	$665
Accounts payable – affiliates	250	219
Accrued income and other taxes	64	60
Accrued salaries, wages and benefits	118	102
Secured borrowings and other debt	105	201
Accrued distributions to members	302	39
Other current liabilities and deferred credits	51	55
Total current liabilities	1,657	1,341

Long-term debt	1,186	1,390
Other liabilities and deferred credits	87	91

Total liabilities	2,930	2,822

Members’ preferred interests	—	75

Members’ capital	4,000	3,925
Accumulated other comprehensive income	30	50
Total members’ equity	4,030	3,975

Total Liabilities and Members’ Equity	$6,960	$6,872

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Members’ Equity

Millions	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity

Balance on December 31, 2002	$3,494	$7	$3,501

Net income	7	—	7
Foreign currency translation adjustments	—	25	25
Total comprehensive income			32
Distributions on members’ preferred interests	(23)	—	(23)

Balance on December 31, 2003	3,478	32	3,510

Net income	626	—	626
Foreign currency translation adjustments	—	21	21
Minimum pension liability adjustments	—	(3)	(3)
Total comprehensive income			644
Distributions on members’ preferred interests	(21)	—	(21)
Other distributions to members	(158)	—	(158)

Balance on December 31, 2004	3,925	50	3,975

Net income	853	—	853
Foreign currency translation adjustments	—	(20)	(20)
Total comprehensive income			833
Distributions on members’ preferred interests	(2)	—	(2)
Other distributions to members	(776)	—	(776)

Balance on December 31, 2005	$4,000	$30	$4,030

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Consolidated Statement of Cash Flows

	Years ended December 31,
Millions	2005	2004	2003
Cash Flows From Operating Activities
Net income	$853	$626	$7
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	283	281	298
Undistributed equity in income of affiliates, net	(115)	(197)	(28)
Changes in operating working capital	(6)	(235)	(14)
Other operating cash flow activity	16	(16)	17
Net cash flows provided by operating activities	1,031	459	280

Cash Flows From Investing Activities
Capital and investment expenditures	(177)	(191)	(203)
Investments in and advances towards JCP Project	(35)	(10)	(20)
Advance repayments from (investments in and advances to) Qatar Chemical Company Ltd. (Q-Chem)	25	(28)	(103)
Advance repayments from Saudi Chevron Phillips Company	9	32	—
Proceeds from the sale of assets	15	18	1
Net cash flows used in investing activities	(163)	(179)	(325)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	(203)	201	(1)
Increase (decrease) in secured borrowings, net	(100)	(100)	10
Increase (decrease) in other debt, net	2	(13)	8
Redemptions of members’ preferred interests	(75)	(175)	—
Distributions on members’ preferred interests	(2)	(55)	—
Other distributions to members	(513)	(118)	—
Contributions from members	—	—	32
Net cash flows provided by (used in) financing activities	(891)	(260)	49

Net Increase (Decrease) in Cash and Cash Equivalents	(23)	20	4
Cash and Cash Equivalents at Beginning of Period	63	43	39
Cash and Cash Equivalents at End of Period	$40	$63	$43

Supplemental Disclosures of Cash Flow Information
Changes in operating working capital
Increase in accounts receivable	$(132)	$(408)	$(100)
Decrease (increase) in inventories	(4)	(77)	13
Increase in other current assets	(25)	(13)	(5)
Increase in accounts payable	138	216	70
Increase in accrued income and other taxes	5	6	1
Increase in other current liabilities	12	41	7
Total	$(6)	$(235)	$(14)
Cash paid for interest	$76	$70	$70
Cash paid for income taxes	$22	$18	$5

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Consolidated Financial Statements

Note 1.          Nature of Operations

Chevron Phillips Chemical Company LLC, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Phillips Chemical Company LLC is a limited liability company formed under Delaware law, owned 50% each by Chevron Corporation (“Chevron,” formerly ChevronTexaco Corporation) and ConocoPhillips (collectively, the “members”).

The company is governed by its Board of Directors (the “Board”), comprised of six representatives, under the terms of a limited liability company agreement. Chevron and ConocoPhillips each have two voting representatives, and the chief executive officer and the chief financial officer of the company are non-voting representatives. Certain major decisions and actions require the approval of the Board. All decisions and actions of the Board require the approval of at least one representative of both Chevron and ConocoPhillips.

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

There are varying degrees of risk and uncertainty in each of the countries in which CPChem operates. CPChem insures its business and assets against material insurable risks in a manner it deems appropriate. Because of the diversity of its operations, CPChem believes any loss incurred from an uninsured event in any one business or country, other than a terrorist act directed at CPChem operations, would not have a material adverse effect on operations as a whole. However, any such loss could have a material impact on financial results in the period recorded.

Revenue Recognition – Sales of petrochemicals, natural gas liquids and other items, including by-products, are recorded when title passes to the customer. Revenues from royalties for licensed technology are recorded as the associated services are rendered when royalties are paid in advance, and as volumes are produced by the licensee when royalties are paid based on a licensee’s production. Sales are presented net of discounts and allowances. Freight costs billed to customers are recorded as a component of revenue.

Cash and Cash Equivalents – Cash equivalents are highly liquid, short-term investments readily convertible to known amounts of cash that have original maturities of three months or less from date of purchase.

Accounts receivable – Accounts receivable is shown net of a $14 million allowance for estimated non-recoverable amounts at December 31, 2005 and net of a $7 million allowance at December 31, 2004.

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

Environmental Costs – Environmental expenditures are expensed or capitalized as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefit are expensed. Liabilities for expenditures are recorded on a discounted basis when environmental assessments or claims are probable and the costs can be reasonably estimated. Expenditures that create future benefits or that contribute to future revenue generation are capitalized.

Capitalization of Interest – Interest costs incurred to finance projects of at least $75 million and that are longer than one year in duration, and interest costs associated with investments in equity affiliates that have their planned principal operations under construction, are capitalized until commercial production begins. Capitalized interest is generally amortized over the life of the associated asset. Unamortized capitalized interest totaled $42 million at both December 31, 2005 and December 31, 2004. Interest costs capitalized totaled $3 million in 2005, $1 million in 2004 and $3 million in 2003.

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

Accounting Pronouncements – The Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46(R)), which provides guidance as to when a company is required to include in its financial statements the assets, liabilities and activities of a variable interest entity (a “VIE”). A VIE is generally a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46(R) requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of the residual returns of the VIE. FIN No. 46(R) also requires disclosures about VIEs that are not required to be consolidated by a company, but in which the company has a significant variable interest. The consolidation requirements of FIN No. 46(R) became effective January 1, 2005 for CPChem. FIN No. 46(R) did not require the consolidation of any existing VIE into CPChem’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  The statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring that such costs be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. For CPChem, the provisions of SFAS No. 151 are effective January 1, 2006. CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

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

In 2003, CPChem adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting requirements for legal obligations associated with retirement of long-lived assets. On December 31, 2005, CPChem adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN No. 47), which mainly clarifies the timing of the recording of certain asset retirement obligations. CPChem has entered into certain right of way agreements with landowners, some of which require removal of pipelines if they are idled for a specified period of time. In addition, certain CPChem facilities contain amounts of asbestos that may require abatement in the future. CPChem performs periodic reviews of its long-lived assets for, among other things, changes in facts and circumstances that might require the recognition of a retirement obligation. Implementation of SFAS No. 143 and FIN No. 47 did not have a material impact on consolidated results of operations, financial position or liquidity.

In September 2005, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  In situations in which one inventory transaction is entered into in contemplation of another inventory transaction in the same line of business with the same counterparty, the two inventory transactions are deemed to be a single non-monetary exchange transaction. It was determined that such transactions should generally be recognized at the carrying amount of the inventory transferred. For CPChem, the provisions of EITF Issue No. 04-13 are effective April 1, 2006. CPChem believes that implementation of EITF Issue No. 04-13 will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.          Transactions with Affiliates

Significant transactions with affiliated parties, including equity affiliates, were as follows:

	Years ended December 31,
Millions	2005	2004	2003
Net sales (a)	$1,291	$1,085	$789
Other income	63	54	33
Cost of goods sold (b),(c),(d)	2,560	2,440	1,573
Selling, general and administrative (c),(d)	5	8	11

(a)          CPChem sells ethylene residue gas to ConocoPhillips’ crude oil refining operations; specialty chemicals, alpha olefin products and aromatics and styrenics by-products to Chevron; and feedstocks and various services to non-consolidated equity companies, all at prices that approximate market.

(b)         CPChem purchases various feedstocks and finished product from Chevron and ConocoPhillips, and also purchases finished product from certain non-consolidated equity companies. In addition, Chevron and ConocoPhillips provide CPChem certain common facility and manufacturing services at some of CPChem’s facilities.

(c)          ConocoPhillips and Chevron provide various services to CPChem under services agreements, including engineering consultation, research and development, laboratory services, procurement services and pipeline operating services.

(d)         Cost of goods sold amounts include billings to certain non-consolidated equity companies for non-core services provided at cost, totaling $94 million in 2005, $73 million in 2004 and $68 million in 2003, that were credited to expense. Selling, general and administrative amounts include similar credits totaling $40 million in 2005, $32 million in 2004 and $33 million in 2003.

In 2005, CPChem made discretionary distributions to its members totaling $250 million. See Note 9 for a discussion of members’ preferred interests and Note 15 for a discussion of tax distributions to members.

The K-Resin® styrene-butadiene copolymer (SBC) plant at the Pasadena Plastics Complex in Pasadena, Texas, while still owned by ConocoPhillips, was idled in March 2000 due to a fire. The contribution agreement that was entered into upon the formation of CPChem contained certain provisions related to pre-established K-Resin® SBC plant earnings and production targets. In accordance with those provisions, ConocoPhillips made member contributions of $22 million in 2003.

Note 4.          Inventories

Inventories were as follows:

	December 31,
Millions	2005	2004
LIFO inventories
Olefins & Polyolefins	$294	$267
Aromatics & Styrenics	133	169
Specialty Products	55	48
Total LIFO inventories	482	484
Non-LIFO inventories
Olefins & Polyolefins	119	111
Aromatics & Styrenics	83	91
Specialty Products	36	47
Total non-LIFO inventories	238	249
Materials, supplies and other	56	51
Total inventories	$776	$784

The excess of replacement cost over book value of product inventories valued under the LIFO method was $552 million at December 31, 2005 and $396 million at December 31, 2004.

CPChem recorded gains of $14 million in 2005 (Aromatics & Styrenics), $4 million in 2004 (Olefins & Polyolefins) and $13 million in 2003 ($10 million in Olefins & Polyolefins and $3 million in Aromatics & Styrenics) related to reductions in certain LIFO-valued inventories.

Note 5.          Investments in and Advances to Affiliates

CPChem’s investments in its affiliates are accounted for using the equity method. These affiliates are also engaged in the manufacturing and marketing of petrochemicals. The carrying amounts of these investments were as follows:

		December 31,
Millions	Ownership	2005	2004
Qatar Chemical Company Ltd. (Q-Chem)	49%	$398	$387
Saudi Chevron Phillips Company	50%	353	303
Jubail Chevron Phillips Company	50%	72	27
Phillips Sumika Polypropylene Company	60%*	62	52
Chevron Phillips Singapore Chemicals (Private) Limited	50%	58	58
K R Copolymer Co., Ltd.	60%	41	42
Shanghai Golden Phillips Petrochemical Company Limited	40%	23	24
Qatar Chemical Company II Ltd. (Q-Chem II)	49%	50	—
Total investments		$1,057	$893

* Profit/loss sharing percentage.

Dividends received from equity affiliates totaled $70 million in 2005, $21 million in 2004 and $13 million in 2003. CPChem’s members’ capital included $184 million of undistributed net earnings from equity affiliates at December 31, 2005 and $69 million at December 31, 2004.

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

CPChem is party to an agency agreement with Q-Chem to act as an agent for the sale of substantially all of Q-Chem’s production. CPChem is also party to an offtake and credit risk agreement with Q-Chem, under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement. CPChem has no exposure to price risk for volumes it may be obligated to purchase under the terms of the offtake agreement. CPChem also guarantees the customer payments to Q-Chem for all sales arranged by CPChem under the agency agreement. The offtake and credit risk agreement expires upon the earlier of the repayment in full by Q-Chem of its outstanding bank financing, currently scheduled to mature in 2012, or any refinancing thereof. CPChem expects that it will be able to sell all the production under the terms of the agency agreement, and further expects that reimbursements to Q-Chem for customer payment defaults, if any, would be minimal.

CPChem’s rights under the subordinated loan agreement and the other loan agreements described above are subordinate to Q-Chem’s senior bank debt. Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination. Advances to Q-Chem under the subordinated loan agreement totaled $273 million at December 31, 2005 and $310 million at December 31, 2004. As it applies to CPChem, Q-Chem is not considered to be a VIE under the provisions of FIN No. 46(R).

Qatar Chemical Company II Ltd. (Q-Chem II)

CPChem and Qatar Petroleum announced plans in 2001 for the development of a petrochemical project in Mesaieed, Qatar, designed to produce polyethylene (770 million pounds per year) and normal alpha olefins (760 million pounds per year). These plants will be owned by Qatar Chemical Company II Ltd. (Q-Chem II), an equity affiliate that is owned 49% by CPChem and 51% by Qatar Petroleum. Both plants will be located on a site adjacent to the existing complex owned by Qatar Chemical Company Ltd. (Q-Chem). In connection with this project, CPChem and Qatar Petroleum (the “co-venturers”) entered into a separate agreement in 2002 with Total Petrochemicals and Qatar Petrochemical Company Ltd., establishing a joint venture to develop a 2.9 billion-pound-per-year ethylene cracker in Ras Laffan Industrial City, Qatar. The cracker will provide ethylene feedstock via pipeline to the planned polyethylene and normal alpha olefins plants.

The ethylene cracker and pipeline will be owned by Ras Laffan Olefins Company, a joint venture of Q-Chem II and Qatofin Company Limited (Qatofin). Q-Chem II will own 53.85% of the capacity rights to the ethylene cracker and pipeline, and the balance will be held by Qatofin. Collectively, Q-Chem II’s interest in the ethylene cracker and pipeline, and the polyethylene and normal alpha olefins plants are referred to as “the Q-Chem II project.”  Construction began in late 2005, with start-up anticipated in late 2008. The project will be financed through limited recourse loans from commercial banks and an export credit agency (collectively, “senior debt”), and equity contributions and subordinated loans from the co-venturers. As it applies to CPChem, Q-Chem II is not considered to be a VIE under the provisions of FIN No. 46(R).

Financial closing of the Q-Chem II project occurred on November 16, 2005. Effective with the financial closing, the following commitments and guarantees were granted:

Under the terms of the financing agreements, funding available from the senior debt is limited to 70% of project costs, as defined, or $1.478 billion, whichever is lower. Principal and accrued interest outstanding under the commercial bank loans and the loan from the export credit agency totaled $48 million at December 31, 2005. The co-venturers are obligated to each fund their pro rata ownership share of Q-Chem II’s share of project costs that are not funded by senior debt and operating cash flow through equity contributions and non-interest-bearing subordinated loans, subject to stated maximum amounts for each co-venturer. After these amounts are reached, additional project costs, if any, related to Q-Chem II’s share of total project costs will be funded by an interest-bearing subordinated loan from CPChem. These funding obligations terminate upon achieving project completion, as defined in the financing agreements.

Under the terms of a completion guarantee in the financing agreements, if project completion has not occurred by June 30, 2010, the senior debt lenders will have the right to demand from each co-venturer, on a pro rata basis, funds to cover the quarterly senior debt service requirements that are due after June 30, 2010, until project completion is achieved. If the project is not completed by June 30, 2011, they will further have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest on the senior debt. CPChem believes it is unlikely that performance under these guarantees will be required.

Each co-venturer has also agreed to provide loans to Q-Chem II, on a pro rata basis and for a period of three years after project completion, if there is insufficient cash available to pay the targeted quarterly principal amounts due on the senior debt. These loans (a) are limited to the amount of lost operating margins directly resulting from any shortfalls in feedstock supplies, or the actual cash deficiency, whichever is less, and (b) are capped at $50 million for the co-venturers, combined. CPChem believes that any funding required under this support agreement is unlikely to have a material adverse effect on CPChem’s consolidated results of operations, financial position or liquidity.

CPChem is party to an agency agreement with Q-Chem II to act as an agent for the sale of substantially all of Q-Chem II’s polyethylene and all of its normal alpha olefins production. CPChem is also party to an offtake and credit risk agreement with Q-Chem II under which CPChem is required to purchase, at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the agency agreement. CPChem has no exposure to price risk for any volumes it may be obligated to purchase under the terms of the offtake agreement. CPChem also guarantees the customer payments to Q-Chem II for all sales arranged by CPChem under the agency agreement. The offtake and credit risk agreement expires the earlier of (a) 12 years after commencement of the commercial operation date, as defined, or (b) the cessation of Q-Chem II as a joint venture. CPChem expects that it will be able to sell all the production under the terms of the agency agreement, and further expects that reimbursements to Q-Chem II for customer payment defaults, if any, would be minimal.

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to Q-Chem II totaled $3 million at December 31, 2005. The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP) is a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia. The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency. These loans totaled $12 million (gross) at December 31, 2005 and $69 million at December 31, 2004. CPChem believes it is unlikely that funding under this guarantee will be required. Chevron Phillips Chemical Company LLC is not a party to this guarantee. As it applies to CPChem, SCP is not considered to be a VIE under the provisions of FIN No. 46(R).

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

Jubail Chevron Phillips Company

Jubail Chevron Phillips Company (JCP), a joint venture company, was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia. The 1.6 billion-pound-per-year facility, to be built on a site adjacent to the existing aromatics complex owned by SCP, will include feed fractionation, an olefins cracker, and ethylbenzene and styrene monomer processing units.  Construction of the JCP facility will be in conjunction with an expansion of SCP’s benzene plant, together called “the JCP project.”  Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007. It is estimated that project completion, as defined in the JCP project’s financing agreements, will be achieved in the first half of 2008. As it applies to CPChem, JCP is not considered to be a VIE under the provisions of FIN No. 46(R).

The $1.2 billion JCP project is being financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”). Principal and accrued interest outstanding under the commercial bank loans and the loan from the first governmental agency totaled $266 million at December 31, 2005 and $92 million at December 31, 2004. No amounts were outstanding under the loan agreements with the second governmental agency.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP project totaled $11 million at December 31, 2005 and $4 million at December 31, 2004. The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates. CPChem believes it is unlikely that performance under any of the guarantees will be required. However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Equity Investments’ Financial Information

In accordance with the Securities and Exchange Commission’s rules pertaining to equity investments that are deemed to be “significant” in any of the periods presented, summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Qatar Chemical Company Ltd. (Q-Chem)			Saudi Chevron Phillips Company
	Years ended December 31,			Years ended December 31,
Millions	2005	2004	2003	2005	2004	2003
Revenues	$437	$324	$73	$618	$665	$392
Income (loss) before income taxes	182	129	(40)	218	304	115
Net income (loss)	128	117	(40)	218	304	115

	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
Current assets	$323	$265	$111	$373	$388	$197
Noncurrent assets	848	880	940	489	460	475
Current liabilities	143	110	104	125	137	87
Noncurrent liabilities	772	889	974	43	135	294

	All Others in the Aggregate
	Years ended December 31,
Millions	2005	2004	2003
Revenues	$1,130	$951	$682
Income before income taxes	44	33	13
Net income	39	28	10

	December 31,
	2005	2004	2003
Current assets	$330	$295	$196
Noncurrent assets	871	412	357
Current liabilities	225	134	105
Noncurrent liabilities	519	191	90

Note 6.          Property, Plant and Equipment

Property, plant and equipment was as follows:

	December 31,
Millions	2005	2004
Olefins & Polyolefins	$5,113	$5,086
Aromatics & Styrenics	2,019	2,060
Specialty Products	587	589
Other	178	168
Gross property, plant and equipment, at cost	7,897	7,903
Accumulated depreciation	4,317	4,135
Net property, plant and equipment	$3,580	$3,768

Approximately $6.4 billion of gross property, plant and equipment at December 31, 2005 consisted of chemical plant assets depreciated on estimated useful lives of approximately 25 years. Other non-plant items, such as furniture, fixtures, buildings and automobiles, have estimated useful lives ranging from 5 to 45 years, with a weighted average of 27 years.  Assets under construction totaled $115 million at December 31, 2005 and $136 million at December 31, 2004.

In October 2005, CPChem sold its Port Arthur, Texas cumene production unit, which was idled in 2003. CPChem will continue to provide certain operational and maintenance services related to the cumene unit.

Note 7.          Environmental Liabilities

CPChem is subject to federal, state and local environmental laws and regulations that may result in obligations to mitigate or remove the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at its sites. Discounted accrued environmental liabilities totaled $5 million at December 31, 2005 and $6 million at December 31, 2004. There were no material differences between accrued discounted environmental liabilities and the associated undiscounted amounts. In addition, there were no accrued environmental costs associated with discontinued or sold operations.

Note 8.          Debt

Long-term debt, net of applicable debt discounts, was as follows:

	December 31,
Millions	2005	2004
5 3/8% notes due 2007	$500	$500
7% notes due 2011	500	500
Commercial paper	182	385
Other	7	9
Subtotal	1,189	1,394
Unamortized debt discount	(3)	(4)
Total long-term debt	$1,186	$1,390

In addition to the information presented, CPChem had secured borrowings outstanding totaling $100 million at December 31, 2005 and $200 million at December 31, 2004 under a trade receivables securitization agreement. These borrowings are classified as short-term and were secured by $821 million and $665 million of trade receivables, respectively. The agreement allows CPChem to borrow up to $300 million for which CPChem grants a security interest in certain of its trade receivables as collateral for any amounts outstanding. Borrowings under the agreement are reduced or security interests in new trade receivables are granted as the receivables are collected by CPChem. The trade receivables securitization agreement expires in May 2006. CPChem intends to request an extension of the current agreement to May 2007. The interest rate of borrowings outstanding under the agreement was 4.33% at December 31, 2005 and 2.20% at December 31, 2004, and averaged 3.24% in 2005, 1.37% in 2004 and 1.21% in 2003.

In 2002 and 2001, respectively, Chevron Phillips Chemical Company LLC and its wholly owned subsidiary, Chevron Phillips Chemical Company LP, jointly and severally issued $500 million of senior unsecured 5 3/8% notes that mature in 2007, and $500 million of senior unsecured 7% notes that mature in 2011. Both series of notes contain certain covenants, such as limitations on liens, sale/leaseback transactions, sales of assets and business combinations, which CPChem does not consider to be restrictive to normal operations. Interest is payable semiannually on both series of notes.

Notes issued under CPChem’s commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less. These commercial paper borrowings are classified as Long-Term Debt since CPChem’s intent is to refinance or replace the obligations on a long-term basis and CPChem has a committed backup credit facility in effect. The weighted average interest rate of commercial paper borrowings outstanding was 4.38% at December 31, 2005 and 2.35% at December 31, 2004, and averaged 3.28% in 2005, 1.54% in 2004 and 1.23% in 2003.

In 2004, CPChem entered into an $800 million five-year credit facility with various banks that provides committed credit support for the commercial paper program and concurrently terminated its existing credit facilities. The current agreement contains covenants and events of default typical of bank revolving credit facilities, such as restrictions on liens. The agreement also contains a provision requiring the maintenance of ownership of CPChem by Chevron and ConocoPhillips of at least 50% in the aggregate. Provisions under this agreement are not considered to be restrictive to normal operations. There were no borrowings under any of the current or prior credit facilities during 2005, 2004 or 2003.

CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default. In addition, a change in CPChem’s credit ratings would not result in the acceleration of any existing debt obligation maturities.

Note 9.          Members’ Preferred Interests

On July 1, 2002, CPChem sold $250 million of members’ preferred interests, purchased 50% each by Chevron and ConocoPhillips. Preferred distributions were cumulative at 9% per annum and were payable quarterly from cash earnings, as defined in CPChem’s Second Amended and Restated Limited Liability Company Agreement. In 2004, CPChem voluntarily redeemed $175 million of members’ preferred interests and paid $55 million of distributions on members’ preferred interests. In 2005, CPChem voluntarily redeemed the remaining $75 million of members’ preferred interests and paid $2 million of distributions. There were no redemptions or preferred distributions paid in 2003.

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

See Note 5 for a discussion of certain guarantees related to Q-Chem, Q-Chem II, SCP and JCP.

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

Legal Matters

CPChem is a party to certain asbestos lawsuits for which the financial responsibility between CPChem and ConocoPhillips is disputed.  CPChem, ConocoPhillips and Chevron are attempting to resolve whether ConocoPhillips or CPChem has financial responsibility for these lawsuits.  In the meantime, ConocoPhillips is managing and defending these lawsuits.  In the event the financial responsibility for these lawsuits is ultimately determined to rest with CPChem, CPChem may be required to record a charge to operations that could be material to the period reported. However, CPChem believes that any such charge, if required, would not have a material adverse effect on financial position or liquidity.

CPChem is a party to a number of other legal proceedings that arose in the ordinary course of business for which, in many instances, no provision has been made in the financial statements. While the final outcome of these proceedings cannot be predicted with certainty, CPChem believes that none of these individual proceedings, when resolved, will have a material adverse effect on consolidated results of operations, financial position or liquidity.

Electricity Deregulation

Legislation for electricity deregulation enacted in 1999 allowed utilities to file an application with the Public Utility Commission of Texas (the “PUCT”) for the determination and reimbursement of certain costs associated with utility asset devaluation that may have occurred due to that legislation. CenterPoint Energy Houston Electric LLC (CenterPoint), which previously provided electricity to CPChem’s Cedar Bayou manufacturing facility and Kingwood research center, both located in Texas, filed its application for such determination with the PUCT on March 31, 2004. Following the initial determination and appeals, CenterPoint was permitted to recover certain costs in the form of securitized transition charges and unsecuritized competitive transition charges. The implementation of these charges is expected to increase the monthly cost of electricity by approximately 3% to 4%. The actual increase could change depending on the outcome of the ongoing legal proceedings challenging these charges.

Note 12.    Credit Risk

Financial instruments that potentially subject CPChem to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are currently comprised of bank accounts and short-term investments with several financial institutions that have high credit ratings. CPChem’s policy for short-term investments both diversifies and limits its exposure to credit risk. Trade receivables are dispersed among a broad customer base, both U.S. and foreign, which generally results in limited concentrations of credit risk. However, increased economic pressures on CPChem’s customers and the continuing overall consolidation and reorganization of customers in the industry has resulted in more customers with significant financial leverage and has increased overall credit risk and exposure. CPChem maintains and follows credit policies and procedures designed to control such credit risk and exposure.

Note 13.    Operating Leases

CPChem leases tank and hopper railcars, office buildings and certain other facilities and equipment. Total operating lease rental expense was $47 million in 2005, and $44 million in both 2004 and 2003. Aggregate future minimum lease payments under non-cancelable leases at December 31, 2005 totaled $31 million, $22 million, $18 million, $17 million and $43 million in the years 2006 through 2010, respectively, and $64 million thereafter. Included in aggregate future minimum lease payments in 2010 is CPChem’s maximum exposure of $27 million under the contingent obligation associated with the lease agreement for CPChem’s headquarters building.

Note 14.    Benefit Plans

The majority of CPChem employees are former employees of Chevron Corporation or Phillips Petroleum Company (Phillips), now ConocoPhillips. Certain CPChem benefit plans provide that employees who were employed by CPChem on January 1, 2001 and who were employed by Chevron Corporation or Phillips, or any of their affiliates, immediately prior to that date receive enhanced benefits, including credit for service while employed by Chevron Corporation or Phillips.

Pension and Other Postretirement Health Care

CPChem’s retirement plan is a defined benefit plan that covers most U.S.-based employees. Eligible employees automatically participate in the plan and begin accruing benefits from January 1, 2001 or their first day of employment if employed after that date. Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with Chevron Corporation or Phillips or their affiliates, if applicable. Retirement benefits are based on two types of credits: a career average pay benefit and a variable annuity account benefit. Both benefits are based on an employee’s compensation over the years and the number of years that an employee is qualified to receive benefit credits.

CPChem also offers health care benefits to eligible employees, mostly U.S.-based, upon their retirement. A retiree flexible spending account is established by CPChem for eligible retirees at the time of retirement based on years of service and marital status times a fixed dollar amount. Retirees may use funds in their account to purchase medical and/or dental coverage from CPChem or from private health care plans, or to pay eligible out-of-pocket health care expenses. Retirees’ flexible spending accounts earn interest upon inception at market-based rates. Any changes in future health care cost rates for retirees would not impact future CPChem earnings as health care benefits for retirees are solely based on years of service and marital status.

A January 1 measurement date is used in the determination of pension and other postretirement net periodic benefit costs. A December 31 measurement date is used in the determination of pension and other postretirement benefit obligations and plan assets.

Included in the pension plan tables presented is an unfunded supplemental retirement plan covering key executives. The primary purpose of the plan is to provide compensating benefits to those employees affected by federally mandated limits on eligible compensation levels contained in CPChem’s normal retirement plan or as a result of certain incentive bonus amounts or deferrals not being recognized as compensation under the retirement plan. The benefit obligation associated with this plan was $20 million at both December 31, 2005 and December 31, 2004. Also included are separate pension plans for employees at CPChem’s Puerto Rico and Belgium facilities, and employees of certain bargaining units within the Performance Pipe division of CPChem.

Net periodic benefit costs for pension and other postretirement benefits included the following:

	Pension Benefits			Other Benefits
Millions	2005	2004	2003	2005	2004	2003
Service cost benefits earned during the year	$23	$22	$21	$2	$2	$3
Interest cost on projected benefit obligations	20	18	17	5	3	5
Expected return on plan assets	(17)	(12)	(9)	(2)	(1)	—
Amortization of prior service costs	11	12	12	3	3	3
Net actuarial loss	1	1	1	1	—	1
Net periodic benefit cost	$38	$41	$42	$9	$7	$12

The pension and other postretirement benefit plans’ funded status and related amounts follow:

	Pension Benefits		Other Benefits
	December 31,		December 31,
Millions	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$358	$321	$92	$75
Service cost	23	22	2	2
Interest cost	20	18	5	3
Actuarial loss (gain)	(11)	1	4	15
Foreign currency exchange loss (gain)	(3)	2	—	—
Plan amendment	2	—	(5)	(1)
Benefits paid	(12)	(6)	(2)	(2)
Benefit obligation at end of year	377	358	96	92

Change in Plan Assets
Fair value of plan assets at beginning of year	219	151	26	12
Actual return on plan assets	22	17	2	2
Employer contributions	57	56	7	14
Foreign currency exchange gain (loss)	(3)	1	—	—
Benefits paid	(12)	(6)	(2)	(2)
Fair value of plan assets at end of year	283	219	33	26

Funded Status of Plan
Excess obligation	(94)	(139)	(63)	(66)
Unrecognized net actuarial loss	24	37	29	26
Unrecognized transition obligation	—	1	—	—
Unrecognized prior service cost	94	105	22	31
Total recognized	$24	$4	$(12)	$(9)

Components of Total Recognized
Prepaid asset	$35	$12	$—	$—
Intangible asset	5	5	—	—
Accrued liability	(19)	(16)	(12)	(9)
Accumulated comprehensive loss	3	3	—	—
Total recognized	$24	$4	$(12)	$(9)

CPChem expects to fund approximately $40 million to its pension plans and $7 million to its other postretirement benefits plans in 2006.

The weighted average amortization period for the unrecognized prior service costs at December 31, 2005 was approximately eight years for the retirement plans and approximately nine years for other postretirement benefits plans. Unrecognized net actuarial losses at December 31, 2005 related to CPChem’s retirement and other postretirement benefits plans are being amortized on a straight-line basis over approximately 12 years, which represents the average remaining service period of employees expected to receive benefits under the plans.

The accumulated benefit obligation for all pension plans was $260 million at December 31, 2005 and $222 million at December 31, 2004. Certain information for pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 follows:

	December 31,
Millions	2005	2004
Projected benefit obligation	$43	$42
Accumulated benefit obligation	36	33
Fair value of plan assets	17	18

CPChem’s investment strategy with respect to pension plan assets is to maintain a diversified portfolio of domestic and international equities, fixed income securities and cash equivalents.  Target asset allocations are chosen based on an analysis of the historical returns and volatilities of various asset classes.  The plan investments are periodically rebalanced to maintain the target asset allocation.  Rates of return for the investment funds comprising each asset class are monitored quarterly against benchmarks and peer fund results.

Asset allocations for CPChem’s pension plans, along with target allocations for 2006, follow:

	Target Allocation	Plan Assets at December 31,
Category	2006	2005	2004
Equity	67%	52%	43%
Debt	32	36	34
Real estate	—	9	8
Other	1	3	15
Total	100%	100%	100%

Weighted average rate assumptions used in determining estimated benefit obligations were as follows:

	December 31,		December 31,
	2005		2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	5.5%	5.5%	5.8%	5.8%
Expected return on plan assets	7.5	—	8.0	—
Rate of increase in compensation levels	3.7	—	4.0	—

Weighted average rate assumptions used in determining periodic benefit costs for pension and other postretirement benefits follow:

	2005		2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	5.8%	5.8%	6.0%	6.0%	6.5%	6.5%
Expected return on plan assets	8.0	—	8.0	—	8.0	—
Rate of increase in compensation levels	4.0	—	4.0	—	4.0	—

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

It is anticipated that benefit payments, which reflect expected future service, will be paid as follows:

Millions	Pension Benefits	Other Benefits
2006	$14	$3
2007	18	3
2008	21	4
2009	25	4
2010	31	5
2011-2015	252	35

Contribution Plans

Defined contribution plans are available for most employees, whereby CPChem matches a percentage of the employee’s contribution. CPChem’s contributions to the plans are expensed and funded on a current basis, and totaled $27 million in 2005, $17 million in 2004 and $13 million in 2003.

Share-Based Compensation

CPChem does not currently utilize any share-based employee compensation plans.

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income. Tax distributions paid to members totaled $263 million in 2005 and $118 million in 2004. Accrued tax distributions totaled $122 million at December 31, 2005 and $39 million at December 31, 2004.

The components of income (loss) before taxes follow:

	Years ended December 31,
Millions	2005	2004	2003
Domestic	$600	$301	$(98)
Foreign	273	340	110
Total income before taxes	$873	$641	$12

The components of income tax expense follow:

	Years ended December 31,
Millions	2005	2004	2003
State – current	$1	$—	$—
Foreign – current	19	15	5
Total income tax expense	$20	$15	$5

Deferred income tax assets and liabilities follow:

	December 31,
Millions	2005	2004
Deferred income tax assets – federal	$193	$191
Valuation allowance	(193)	(191)
Total	—	—
Deferred income tax liabilities – foreign	(1)	(1)
Net deferred income tax liability	$(1)	$(1)

At December 31, 2005 and 2004, the deferred tax assets of CPChem’s Puerto Rico subsidiary were fully offset by valuation allowances. A valuation allowance was established to reduce the deferred tax assets of the subsidiary’s net operating loss carryforwards and tax depreciation differences to amounts that would more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future profitability of operations.

Net deferred income tax assets and liabilities related to the following:

	December 31,
Millions	2005	2004
Deferred income tax assets
Loss carryforward (expires 2011- 2025)	$176	$171
Depreciation and amortization	13	15
Other	4	5
Gross deferred income tax assets	193	191
Valuation allowance	(193)	(191)
Deferred income tax assets	—	—
Deferred tax liabilities – foreign	(1)	(1)
Net deferred income tax liability	$(1)	$(1)

Note 16.    Segment and Geographic Information

CPChem’s reporting structure is based on the grouping of similar products, resulting in three primary operating segments – Olefins & Polyolefins (O&P), Aromatics & Styrenics (A&S), and Specialty Products.

Olefins & Polyolefins – This segment produces and markets ethylene, propylene, and other olefin products which are primarily consumed internally for the production of polyethylene, normal alpha olefins, polypropylene and polyethylene pipe. CPChem has five olefin and/or polyolefin production facilities located in Texas, eight domestic pipe production facilities and one domestic pipe fittings production facility. CPChem also has one pipe production facility in Mexico. In addition, CPChem owns interests in a polypropylene facility located at the Pasadena Plastics Complex in Texas, a high-density polyethylene plant located at CPChem’s Cedar Bayou facility in Texas, an ethylene, polyethylene and 1-hexene facility in Qatar, and polyethylene facilities in Singapore and China.

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

Financial information follows. Inter-segment transactions are billed at prevailing market rates.

Millions	O&P	A&S	Specialty Products	Other and Eliminations	Consolidated
Year ended December 31, 2005
Net sales – external	$7,027	$3,146	$534	$—	$10,707
Net sales – inter-segment	330	2	3	(335)	—
Equity in income of affiliates	78	107	—	—	185
Other income	104	41	1	—	146	(a)
Total revenue	7,539	3,296	538	(335)	11,038
Operating and selling costs	6,533	3,118	467	(297)	9,821	(b)
Depreciation and amortization	175	79	28	1	283	(c)
Income (loss) before interest & taxes	831	99	43	(39)	934
Interest income (expense), net	14	1	—	(76)	(61)
Income taxes	(4)	(7)	(7)	(2)	(20)
Net income (loss)	841	93	36	(117)	853
Distributions on members’ preferred interests	—	—	—	(2)	(2)
Income (loss) attributed to members’ interests	$841	$93	$36	$(119)	$851

Millions	O&P	A&S	Specialty Products	Other and Eliminations	Consolidated
Year ended December 31, 2004
Net sales – external	$5,501	$3,187	$477	$—	$9,165
Net sales – inter-segment	295	1	2	(298)	—
Equity in income of affiliates	73	145	—	—	218
Other income	76	33	2	—	111
Total revenue	5,945	3,366	481	(298)	9,494
Operating and selling costs	5,343	3,032	400	(269)	8,506
Depreciation and amortization	174	83	23	1	281
Income (loss) before interest & taxes	428	251	58	(30)	707
Interest income (expense), net	7	1	—	(74)	(66)
Income taxes	(5)	(3)	(7)	—	(15)
Net income (loss)	430	249	51	(104)	626
Distributions on members’ preferred interests	—	—	—	(21)	(21)
Income (loss) attributed to members’ interests	$430	$249	$51	$(125)	$605

Year ended December 31, 2003
Net sales – external	$4,010	$2,437	$391	$—	$6,838
Net sales – inter-segment	272	144	1	(417)	—
Equity in income (loss) of affiliates	(14)	55	—	—	41
Other income	53	17	5	—	75 (d)
Total revenue	4,321	2,653	397	(417)	6,954
Operating and selling costs	4,098	2,533	342	(393)	6,580 (e)
Depreciation and amortization	182	93	21	2	298 (f)
Income (loss) before interest & taxes	41	27	34	(26)	76
Interest income (expense), net	6	1	—	(71)	(64)
Income taxes	—	—	(5)	—	(5)
Net income (loss)	47	28	29	(97)	7
Distributions on members’ preferred interests	—	—	—	(23)	(23)
Income (loss) attributed to members’ interests	$47	$28	$29	$(120)	$(16)

The following charges or benefits were related to items such as asset retirements and plant closures, legal and other settlements, employee severance costs and other items of that nature.

(a)                         Includes a $13 million benefit in A&S from a legal settlement.

(b)                       Includes $7 million of net benefits, primarily related to the recognition of inventory: $5 million in A&S and $2 million in O&P.

(c)                        Includes a $4 million charge in Specialty Products related to the adjustment of the economic life of certain leasehold improvements.

(d)                       Includes a $10 million benefit related to a sales and use tax audit: $7 million in O&P and $3 million in Specialty Products.

(e)                        Includes $27 million of charges, mostly related to legal settlements and accruals, and employee severance costs: $16 million in O&P, $10 million in Other and $1 million in Specialty Products.

(f)                           Includes $19 million in asset retirements and plant closures: $10 million in A&S and $9 million in O&P.

Millions	O&P	A&S	Specialty Products	Other	Consolidated
Investments in and advances to affiliates
December 31, 2005	$591	$466	$—	$—	$1,057
December 31, 2004	520	373	—	—	893

Total assets
December 31, 2005	4,333	1,997	504	126	6,960
December 31, 2004	4,108	2,125	508	131	6,872

Capital and investment expenditures*
Year ended December 31, 2005	121	27	20	9	177
Year ended December 31, 2004	138	34	12	7	191
Year ended December 31, 2003	127	53	17	6	203

* Excludes investments in and advances to Q-Chem (O&P) of $28 million in 2004 and $103 million in 2003, and investments in and advances towards the JCP project (A&S) of $35 million in 2005, $10 million in 2004 and $20 million in 2003.

Geographic information was as follows. Net sales were determined based on location of the operation generating the sale.

Millions	United States	Foreign Countries	Total
Net sales - external
Year ended December 31, 2005	$9,135	$1,572	$10,707
Year ended December 31, 2004	7,681	1,484	9,165
Year ended December 31, 2003	5,752	1,086	6,838

Investments in and advances to affiliates
December 31, 2005	62	995	1,057
December 31, 2004	52	841	893

Property, plant and equipment, net
December 31, 2005	3,446	134	3,580
December 31, 2004	3,586	182	3,768

Foreign currency transaction losses were $5 million in 2005 and foreign currency transaction gains were $5 million in each of 2004 and 2003.

Note 17.    Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, trade and affiliated receivables, and trade and affiliated payables approximate fair values. The carrying amount of secured borrowings outstanding also approximates fair value due to the short-term nature of the borrowings. The carrying amount of commercial paper outstanding also approximates fair value due to the variable interest rate feature. The carrying amount of other long-term debt outstanding was $1.004 billion at December 31, 2005 and $1.005 billion at December 31, 2004, with fair values of $1.050 billion and $1.094 billion, respectively, based on quoted market prices.

Note 18.    Consolidating Financial Statements

Consolidating financial statements follow. This information is presented in accordance with the Securities and Exchange Commission’s rules and regulations as they relate to the debt jointly and severally issued by Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP.

The LLC is the non-operating parent holding company. The LP is the primary U.S. operating company. “Other Entities” is principally comprised of foreign operations and the holding companies that have direct ownership of the LP. These consolidating financial statements were prepared using the equity method of accounting for investments.

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2005

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$9,606	$1,746	$(645)	$10,707
Equity in income of affiliates	925	—	807	(1,547)	185
Other income	—	105	126	(85)	146
Total revenue	925	9,711	2,679	(2,277)	11,038

Costs and Expenses
Cost of goods sold	—	8,580	1,634	(613)	9,601
Selling, general and administrative	1	472	106	(117)	462
Research and development	—	41	—	—	41
Total costs and expenses	1	9,093	1,740	(730)	10,104

Income Before Interest & Taxes	924	618	939	(1,547)	934

Interest income	—	19	17	(19)	17
Interest expense	(71)	(1)	(25)	19	(78)

Income Before Taxes	853	636	931	(1,547)	873

Income taxes	—	(3)	(17)	—	(20)

Net Income	853	633	914	(1,547)	853

Distributions on members’ preferred interests	(2)	—	—	—	(2)

Income Attributed to Members’ Interests	$851	$633	$914	$(1,547)	$851

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2004

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$8,071	$1,688	$(594)	$9,165
Equity in income of affiliates	716	4	591	(1,093)	218
Other income	—	85	92	(66)	111
Total revenue	716	8,160	2,371	(1,753)	9,494

Costs and Expenses
Cost of goods sold	—	7,341	1,538	(555)	8,324
Selling, general and administrative	—	429	97	(105)	421
Research and development	—	42	—	—	42
Total costs and expenses	—	7,812	1,635	(660)	8,787

Income Before Interest & Taxes	716	348	736	(1,093)	707

Interest income	—	26	9	(26)	9
Interest expense	(90)	(1)	(10)	26	(75)

Income Before Taxes	626	373	735	(1,093)	641

Income taxes	—	(2)	(13)	—	(15)

Net Income	626	371	722	(1,093)	626

Distributions on members’ preferred interests	(21)	—	—	—	(21)

Income Attributed to Members’ Interests	$605	$371	$722	$(1,093)	$605

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Operations

For the Year ended December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$6,034	$1,247	$(443)	$6,838
Equity in income of affiliates	86	7	17	(69)	41
Other income	—	80	80	(85)	75
Total revenue	86	6,121	1,344	(597)	6,954

Costs and Expenses
Cost of goods sold	—	5,641	1,157	(408)	6,390
Selling, general and administrative	—	457	96	(120)	433
Research and development	—	55	—	—	55
Total costs and expenses	—	6,153	1,253	(528)	6,878

Income (Loss) Before Interest & Taxes	86	(32)	91	(69)	76

Interest income	—	14	9	(15)	8
Interest expense	(79)	(1)	(7)	15	(72)

Income (Loss) Before Taxes	7	(19)	93	(69)	12

Income taxes	—	—	(5)	—	(5)

Net Income (Loss)	7	(19)	88	(69)	7

Distributions on members’ preferred interests	(23)	—	—	—	(23)

Income (Loss) Attributed to Members’ Interests	$(16)	$(19)	$88	$(69)	$(16)

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Balance Sheet

December 31, 2005

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$19	$21	$—	$40
Accounts receivable, net	58	1,104	1,000	(769)	1,393
Inventories	—	613	163	—	776
Other current assets	1	57	8	—	66
Total current assets	59	1,793	1,192	(769)	2,275

Property, plant and equipment, net	—	3,322	258	—	3,580
Investments in and advances to affiliates	5,485	69	5,028	(9,525)	1,057
Other assets and deferred charges	19	37	20	(28)	48

Total Assets	$5,563	$5,221	$6,498	$(10,322)	$6,960

Current liabilities
Accounts payable	$63	$913	$810	$(769)	$1,017
Secured borrowings and other debt	—	1	104	—	105
Other current liabilities and deferred credits	314	198	23	—	535
Total current liabilities	377	1,112	937	(769)	1,657

Long-term debt	1,179	7	—	—	1,186
Other liabilities and deferred credits	7	70	38	(28)	87
Total liabilities	1,563	1,189	975	(797)	2,930

Members’ capital	4,000	4,033	5,492	(9,525)	4,000
Accumulated other comprehensive income (loss)	—	(1)	31	—	30

Total Liabilities and Members’ Equity	$5,563	$5,221	$6,498	$(10,322)	$6,960

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Balance Sheet

December 31, 2004

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$15	$48	$—	$63
Accounts receivable, net	16	986	1,013	(749)	1,266
Inventories	—	601	183	—	784
Other current assets	2	34	7	—	43
Total current assets	18	1,636	1,251	(749)	2,156

Property, plant and equipment, net	—	3,453	315	—	3,768
Investments in and advances to affiliates	5,537	32	5,009	(9,685)	893
Other assets and deferred charges	20	32	31	(28)	55

Total Assets	$5,575	$5,153	$6,606	$(10,462)	$6,872

Current liabilities
Accounts payable	$141	$710	$782	$(749)	$884
Secured borrowings and other debt	—	1	200	—	201
Other current liabilities and deferred credits	50	181	25	—	256
Total current liabilities	191	892	1,007	(749)	1,341

Long-term debt	1,381	9	—	—	1,390
Other liabilities and deferred credits	3	85	31	(28)	91

Total liabilities	1,575	986	1,038	(777)	2,822

Members’ preferred interests	75	—	—	—	75
Members’ capital	3,925	4,168	5,517	(9,685)	3,925
Accumulated other comprehensive income (loss)	—	(1)	51	—	50

Total Liabilities and Members’ Equity	$5,575	$5,153	$6,606	$(10,462)	$6,872

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2005

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$853	$633	$914	$(1,547)	$853
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	262	21	—	283
Undistributed equity in income of affiliates, net	(112)	—	(8)	5	(115)
Changes in operating working capital	(115)	133	(24)	—	(6)
Other operating cash flow activity	2	(18)	32	—	16
Net cash flows provided by operating activities	628	1,010	935	(1,542)	1,031

Cash Flows From Investing Activities
Capital and investment expenditures	—	(158)	(19)	—	(177)
Investments in and advances towards JCP project	—	—	(35)	—	(35)
Advance repayments from Q-Chem	—	—	25	—	25
Advance repayments from SCP	—	—	9	—	9
Proceeds from the sale of assets	—	13	2	—	15
Decrease (increase) in other investments	165	(38)	93	(220)	—
Net cash flows provided by (used in) investing activities	165	(183)	75	(220)	(163)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(203)	—	—	—	(203)
Decrease in secured borrowings, net	—	—	(100)	—	(100)
Increase (decrease) in other debt, net	—	(1)	3	—	2
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(2)	—	—	—	(2)
Other distributions to parents/members, net	(513)	(822)	(940)	1,762	(513)
Net cash flows used in financing activities	(793)	(823)	(1,037)	1,762	(891)

Net Increase (Decrease) in Cash and Cash Equivalents	—	4	(27)	—	(23)
Cash and Cash Equivalents at Beginning of Year	—	15	48	—	63

Cash and Cash Equivalents at End of Year	$—	$19	$21	$—	$40

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2004

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$626	$371	$722	$(1,093)	$626
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation, amortization and retirements	—	259	22	—	281
Undistributed equity in income of affiliates, net	(668)	(4)	(112)	587	(197)
Changes in operating working capital	279	(468)	(46)	—	(235)
Other operating cash flow activity	(1,106)	1,099	(9)	—	(16)
Net cash flows provided by (used in) operating activities	(869)	1,257	577	(506)	459

Cash Flows From Investing Activities
Capital and investment expenditures	—	(163)	(28)	—	(191)
Investments in and advances to Q-Chem	—	—	(28)	—	(28)
Investments in and advances towards JCP Project	—	—	(10)	—	(10)
Advance repayment from SCP	—	—	32	—	32
Proceeds from the sale of assets	—	6	12	—	18
Decrease in other investments	1,016	—	637	(1,653)	—
Net cash flows provided by (used in) investing activities	1,016	(157)	615	(1,653)	(179)

Cash Flows From Financing Activities
Increase in commercial paper, net	201	—	—	—	201
Decrease in secured borrowings, net	—	—	(100)	—	(100)
Decrease in other debt, net	—	(1)	(12)	—	(13)
Redemptions of members’ preferred interests	(175)	—	—	—	(175)
Distributions on members’ preferred interests	(55)	—	—	—	(55)
Other distributions to parents/members, net	(118)	(1,096)	(1,063)	2,159	(118)
Net cash flows used in financing activities	(147)	(1,097)	(1,175)	2,159	(260)

Net Increase in Cash and Cash Equivalents	—	3	17	—	20
Cash and Cash Equivalents at Beginning of Year	—	12	31	—	43

Cash and Cash Equivalents at End of Year	$—	$15	$48	$—	$63

Note 18.    Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Consolidating Statement of Cash Flows

For the Year ended December 31, 2003

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income (loss)	$7	$(19)	$88	$(69)	$7
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	281	17	—	298
Undistributed equity in income of affiliates, net	(79)	(7)	(4)	62	(28)
Changes in operating working capital	10	64	(88)	—	(14)
Other operating cash flow activity	165	(147)	(1)	—	17
Net cash flows provided by operating activities	103	172	12	(7)	280

Cash Flows From Investing Activities
Capital and investment expenditures	—	(169)	(34)	—	(203)
Investments in and advances to Q-Chem	—	—	(103)	—	(103)
Investments in and advances towards JCP Project	—	—	(20)	—	(20)
Proceeds from the sale of assets	—	1	—	—	1
Increase in other investments	(134)	—	—	134	—
Net cash flows used in investing activities	(134)	(168)	(157)	134	(325)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(1)	—	—	—	(1)
Increase in secured borrowings, net	—	—	10	—	10
Increase (decrease) in other debt, net	—	(1)	9	—	8
Contributions from parents/members, net	32	—	127	(127)	32
Net cash flows provided by (used in) financing activities	31	(1)	146	(127)	49

Net Increase in Cash and Cash Equivalents	—	3	1	—	4
Cash and Cash Equivalents at Beginning of Year	—	9	30	—	39

Cash and Cash Equivalents at End of Year	$—	$12	$31	$—	$43

Chevron Phillips Chemical Company LLC

Selected Quarterly Financial Data

For the Years ended December 31, 2005 and 2004

 (Unaudited)

	Net Sales			Income
Millions	As Previously Reported	Adjustment	As Revised	Before Interest and Taxes	Net Income (Loss)
2005
First quarter	$2,658	$(18)	$2,640	$409	$389
Second quarter	2,503	(19)	2,484	195	173
Third quarter	2,624	(20)	2,604	17	(1)
Fourth quarter			2,979	313	292
Total			$10,707	$934	$853

2004
First quarter	$1,993	$(17)	$1,976	$127	$108
Second quarter	2,091	(18)	2,073	117	97
Third quarter	2,534	(18)	2,516	227	205
Fourth quarter	2,620	(20)	2,600	236	216
Total	$9,238	$(73)	$9,165	$707	$626

Net Sales in 2005 and 2004 were revised to reflect CPChem billings to a non-consolidated equity company for non-core services, provided at cost, as reductions of expense.

Income before interest and taxes in 2005 included a second quarter net benefit totaling $20 million related to a legal settlement and an adjustment to inventory.

See “Part I — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” for further discussions.

ERNST & YOUNG	P.O. Box 3795	Phone: 8825414
	4th Floor	Fax: 8827224
DR. ABDULLAH A. BAESHEN - COUNTRY CO-ORDINATING PARTNER	Fluor Building	www.ey.com/me
	Alkhobar 31952	Registration No. 45
Saudi Arabia

AUDITORS’ REPORT TO THE PARTNERS OF

SAUDI CHEVRON PHILLIPS COMPANY LIMITED

We have audited the accompanying balance sheet of Saudi Chevron Phillips Company Limited, expressed in United States Dollars, as of 31 December 2005, 31 December 2004 and 31 December 2003 and the related statements of income, cash flows and changes in partners’ equity for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saudi Chevron Phillips Company Limited as of 31 December 2005, 31 December 2004, 31 December 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting standards generally accepted in the Kingdom of Saudi Arabia.

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

for Ernst & Young

[stamp affixed]

Abdulaziz Saud Alshubaibi

Certified Public Accountant

Registration No. 339

8 February 2006

Alkhobar

Dr. Abdullah A. Baeshen (66)  Abdulaziz A. Alsowailim (277)
Abdulaziz Alshubaibi (339)
Offices in the Kingdom : Alkhobar, Jeddah, Riyadh

Saudi Chevron Phillips Company Limited

BALANCE SHEET

As of 31 December 2005

	Note	2005	2004	2003
		US $ ‘000	US $ ‘000	US $ ‘000
ASSETS EMPLOYED

PROPERTY, PLANT AND EQUIPMENT	3	485,920	456,374	469,625

DEFERRED CHARGES	4	12,193	15,499	18,804

CURRENT ASSETS
Inventories	5	78,422	63,764	60,185
Accounts receivable and prepayments	6	71,889	103,839	57,955
Bank balances and cash	7	222,237	220,492	78,833

		372,548	388,095	196,973

CURRENT LIABILITIES
Accounts payable and accruals	9	85,297	83,377	46,013
Current portion of term loans	13	31,490	53,894	40,693
Current portion of subordinated partners’ loans	14	8,000	—	—

		124,787	137,271	86,706

NET CURRENT ASSETS		247,761	250,824	110,267

		745,874	722,697	598,696

FUNDS EMPLOYED

PARTNERS’ EQUITY
Capital	11	174,667	174,667	162,667
Statutory reserve	12	69,407	47,838	17,731
Retained earnings		459,140	365,635	124,700

		703,214	588,140	305,098

NON CURRENT LIABILITIES
Term loans	13	40,000	106,156	201,905
Subordinated partners’ loans	14	—	25,733	89,834
Employees’ terminal benefits		2,660	2,668	1,859

		42,660	134,557	293,598

		745,874	722,697	598,696

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

INCOME STATEMENT

Year Ended 31 December 2005

	Note	2005	2004	2003
		US $ ‘000	US $ ‘000	US $ ‘000

Sales		617,849	664,559	392,131
Cost of sales		(398,447)	(351,128)	(269,333)

GROSS PROFIT		219,402	313,431	122,798

EXPENSES
Selling and distribution	15	(3,392)	(4,456)	(1,880)
Amortization of deferred charges	4	(3,306)	(3,305)	(3,306)

INCOME FROM MAIN OPERATIONS		212,704	305,670	117,612

Income from bank deposits		5,937	1,535	335
Loss on sale of equipment		—	—	(435)
Financial charges	16	(2,948)	(6,136)	(5,397)

NET INCOME FOR THE YEAR		215,693	301,069	112,115

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF CASH FLOWS

Year Ended 31 December 2005

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000
OPERATING ACTIVITIES
Net income for the year	215,693	301,069	112,115
Adjustments for:
Depreciation	30,320	29,809	29,797
Amortization	3,306	3,305	3,306
Employees’ terminal benefits (net)	(8)	809	668
Income from bank deposits	(5,937)	(1,535)	(335)
Financial charges	2,948	6,136	5,397
Loss on sale of equipment	—	—	435
	246,322	339,593	151,383
Changes in operating assets and liabilities:
Inventories	(14,658)	(3,579)	(9,232)
Receivables	31,950	(45,884)	(23,555)
Payables	1,920	37,364	3,016

Cash from operations	265,534	327,494	121,612

Financial charges paid	(2,948)	(6,136)	(5,729)

Net cash from operating activities	262,586	321,358	115,883

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(59,866)	(16,558)	(1,871)
Proceeds from sale of equipment	—	—	35
Income from bank deposits	5,937	1,535	335

Net cash used in investing activities	(53,929)	(15,023)	(1,501)

FINANCING ACTIVITIES
Issue of share capital	—	12,000	—
Proceeds from term loans	40,000	—	—
Repayment of term loans	(128,560)	(82,548)	(46,371)
Repayment of subordinated partners’ loans	(17,733)	(64,101)	—
Dividends paid	(100,619)	(30,027)	(19,894)

Net cash used in financing activities	(206,912)	(164,676)	(66,265)

INCREASE IN BANK BALANCES AND CASH	1,745	141,659	48,117

Bank balances and cash at the beginning of the year	220,492	78,833	30,716

BANK BALANCES AND CASH AT THE END OF THE YEAR	222,237	220,492	78,833

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Year Ended 31 December 2005

	Capital	Statutory reserve	Retained earnings	Total
	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000

Balance at 31 December 2002	162,667	6,519	43,691	212,877

Net income for the year	—	—	112,115	112,115

Provision for zakat (note 10)	—	—	(1,097)	(1,097)

Zakat reimbursable by a partner	—	—	1,097	1,097

Transfer to statutory reserve	—	11,212	(11,212)	—

Dividends paid	—	—	(19,894)	(19,894)

Balance at 31 December 2003	162,667	17,731	124,700	305,098

Net income for the year	—	—	301,069	301,069

Provision for zakat (note 10)	—	—	(3,773)	(3,773)

Zakat reimbursable by a partner	—	—	3,773	3,773

Transfer to statutory reserve	—	30,107	(30,107)	—

Dividends paid	—	—	(30,027)	(30,027)

Issue of capital	12,000	—	—	12,000

Balance at 31 December 2004	174,667	47,838	365,635	588,140

Net income for the year	—	—	215,693	215,693

Provision for zakat (note 10)	—	—	(3,058)	(3,058)

Zakat reimbursable by a partner	—	—	3,058	3,058

Transfer to statutory reserve	—	21,569	(21,569)	—

Dividends paid	—	—	(100,619)	(100,619)

Balance at 31 December 2005	174,667	69,407	459,140	703,214

The attached notes 1 to 18 form part of these financial statements.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS

31 December 2005

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

These financial statements have been presented in United States Dollars (USD).

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

Expenditure for repair and maintenance are charged to income. Improvements that increase the value or materially extend the life of the related assets are capitalized.

Deferred charges/amortization

Deferred charges comprise total pre-production costs net of pre-production income, and Saudi Industrial Development Fund (SIDF) loan appraisal fees and are amortized in equal annual installments from the date of commencement of commercial production over the estimated period of benefit.

Inventories

Inventories are stated at the lower of cost and market value. Cost is determined as follows:

Raw materials, spares and catalysts	•	purchase cost on a weighted average basis.

Finished goods	•	cost of direct materials and labor plus attributable overheads based on a normal level of activity.

Zakat and income tax

Zakat and income tax are provided for in accordance with Saudi Arabian fiscal regulations. The provision is charged to retained earnings. Reimbursements by the partners of such zakat and income tax are credited to retained earnings.

Employees’ terminal benefits

Provision is made for amounts payable to comply with the Saudi Arabian labor law applicable to employees’ accumulated periods of service at the balance sheet date.

Sales

Sales represent the invoiced value of goods supplied by the company during the year net of shipping, distribution and selling and marketing costs.

Foreign currencies

Transactions in foreign currencies are recorded in US Dollars at the rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the rate of exchange ruling at the balance sheet date. All differences are taken to the income statement.

Expenses

Selling and distribution expenses comprise expenses that specifically relate to the delivery of products. All other period expenses, other than amortization of deferred charges and financial charges, are classified as cost of sales.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

3                               PROPERTY, PLANT AND EQUIPMENT

The estimated useful lives of the assets for the calculation of depreciation are as follows:

Office buildings	20 years
Plant and equipment	6-20 years
Furniture and office equipment	8-10 years
Motor vehicles	4 years

	Office buildings	Plant and equipment	Furniture and office equipment	Motor vehicles	Construction work in progress	Total 2005	Total 2004	Total 2003
	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000	US $ ‘000

Cost:
At the beginning of the year	18,923	561,360	4,837	1,602	17,260	603,982	587,424	586,297
Additions	—	—	—	—	59,866	59,866	16,558	1,871
Disposals	—	—	—	—	—	—	—	(744)
Transfers	—	1,663	51	235	(1,949)	—	—	—
At the end of the year	18,923	563,023	4,888	1,837	75,177	663,848	603,982	587,424
Depreciation:
At the beginning of the year	4,669	138,231	3,746	962	—	147,608	117,799	88,276
Charge for the year	946	28,577	554	243	—	30,320	29,809	29,797
Disposals	—	—	—	—	—	—	—	(274)
At the end of the year	5,615	166,808	4,300	1,205	—	177,928	147,608	117,799
Net book amounts:
At 31 December 2005	13,308	396,215	588	632	75,177	485,920
At 31 December 2004	14,254	423,129	1,091	640	17,260		456,374
At 31 December 2003	15,130	450,839	1,454	130	2,072			469,625

The buildings and plant and equipment are situated on land leased from the Royal Commission for Jubail and Yanbu. The lease is initially for a period of 30 years commencing from 20 Rajab 1417H (corresponding to 1 December 1996) and is renewable for further periods thereafter.

All plant and equipment are mortgaged to the Saudi Industrial Development Fund as security for certain term loans (note 13 (b)). These include finance charges of US $18.9 million (2004 and 2003: US $18.9 million) capitalized during construction phase in respect of the loan facilities disclosed in note 13 (b).

Construction work in progress mainly represents costs incurred on certain civil and mechanical projects currently under construction (also see note 17) and includes capitalized borrowing costs of US $1.1 million.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

4                             DEFERRED CHARGES

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Costs at the beginning and end of the year	31,545	31,545	31,545

Amortization:
At the beginning of the year	16,046	12,741	9,435
Provided during the year	3,306	3,305	3,306
At the end of the year	19,352	16,046	12,741

Net book amounts	12,193	15,499	18,804

Deferred charges consist of pre-production costs of US $22.2 million (2004 and 2003: US $22.2 million) and appraisal fees on the SIDF and commercial loans of US $9.3 million (2004 and 2003: US $9.3 million).

In 2003, in order to comply with the SOCPA’s standard on “Intangible Assets”, with effect from 1 January 2003, the company reduced the pre-production costs amortization period of ten years. The balance outstanding at 1 January 2003 is now being amortized over 7 years.

Appraisal fees on the SIDF and commercial loans are amortized over the period of the related loans.

5                             INVENTORIES

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Raw materials	2,954	2,389	1,953
Finished goods	32,834	14,484	17,602
Spares	3,387	3,684	3,566
Catalyst	39,247	43,207	37,064
	78,422	63,764	60,185

6                             ACCOUNTS RECEIVABLE AND PREPAYMENTS

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Trade accounts receivable	36,676	59,827	37,638
Amounts due from partners (note 8)	3,172	3,773	2,026
Amount due from an affiliate (note 8)	23,940	29,726	12,391
Other receivables	5,710	8,125	3,614
Prepaid expenses	2,391	2,388	2,286
	71,889	103,839	57,955

Three customers account for the entire trade accounts receivable balance as of 31 December 2005 (2004 and 2003: four customers).

7                             BANK BALANCES AND CASH

Bank balances amounting to US $222.2 million (2004: US $220.5 million) are assigned as security against loan facilities from a consortium of banks (note 13 (a)).

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

8                               RELATED PARTY TRANSACTIONS AND BALANCES

Purchases amounting to approximately US $8.7 million were made from the foreign partner’s parent company and its affiliates during 2005 (2004: approximately US $11.4 million and 2003: approximately US $3.2 million).

Approximately 45% (2004: approximately 48% and 2003: approximately 38%) of the company’s sales are made through a marketing affiliate of the foreign partner under a marketing agreement. Upon delivery of the product to the marketing affiliate, sales are recorded at provisional prices calculated on the basis of a methodology approved by the board of directors. The provisional prices are subsequently adjusted to actual selling prices, as received by the marketer from its customers, after deducting shipping, distribution and selling costs, and a marketing fee (in accordance with the above marketing contract) to cover all other marketing expenses. Adjustments are recorded on a quarterly basis as they are reported by the marketer and become known to the company.

The prices and terms of the transactions are approved by the management. Amounts due from partners and an affiliate and amounts payable to affiliates are shown under notes 6 and 9, respectively. Subordinated loans from the partners are disclosed in note 14 to these financial statements.

9                             ACCOUNTS PAYABLE AND ACCRUALS

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Trade accounts payable	32,006	28,584	19,434
Amounts due to affiliates (note 8)	4,437	19,563	4,672
Zakat payable (note 10)	3,058	3,773	1,410
Accrued expenses	45,796	31,457	20,497
	85,297	83,377	46,013

10                        ZAKAT AND INCOME TAX

a)                            Zakat

Charge for the year

The zakat charge relating to the Saudi partner consists of:

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Provision for the year	3,058	3,773	1,410
Adjustment for previous year	—	—	(313)

Charge for the year	3,058	3,773	1,097

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

10                      ZAKAT AND INCOME TAX (continued)

The Saudi partner’s provision is based on his share as follows:

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Equity	247,761	150,402	96,492
Opening provisions and other adjustments	37,079	80,984	166,811
Book value of long term assets	(232,020)	(259,412)	(264,529)
	52,820	(28,026)	(1,226)
Zakatable profit for the year	69,488	150,939	56,392
Zakat base	122,308	150,939	56,392

The differences between the financial and the zakatable profit are mainly due to adjustments for certain costs/claims based on the relevant fiscal regulations.

Movement in provision

The movement in the zakat provision was as follows:

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

At the beginning of year	3,773	1,410	870
Provided during the year	3,058	3,773	1,097
Payments during the year	(3,773)	(1,410)	(557)

At the end of year	3,058	3,773	1,410

b)                                      Income tax

Under the provisions of the Foreign Capital Investment Code, the non-Saudi partner is exempt from income tax on its share of income for ten years from the date of commencement of commercial production (1 March 2000). The non-Saudi partner’s cumulative share of net income since the commencement of the tax holiday is US $302 million (2004: US $233 million and 2003: US $82 million).

Status of assessments

The Department of Zakat and Income Tax (DZIT) raised assessments for the year 1997 to 2002 with additional zakat, tax and delay fine liabilities of US $1.5 million, US $2.3 million and US $0.6 million, respectively. The company has filed an appeal against the DZIT’s assessments with the Preliminary Appeals Committee. Management is confident that the committee’s decision will be in favor of the company. Accordingly no provision for the additional liabilities, as assessed by DZIT, has been made in the books as of 31 December 2005. The zakat and income tax assessments for the years ended 31 December 2003 and 2004 have not yet been received by the company.

11                        CAPITAL

Capital is divided into 6,550,000 shares (2004: 6,550,000 and 2003: 6,100,000 shares) of US $26.67 (100 Saudi Riyals) each.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

12                        STATUTORY RESERVE

As required by Saudi Arabian Regulations for Companies, 10% of the net income for the year has been transferred to the statutory reserve. The company may resolve to discontinue such transfers when the reserve totals 50% of the capital. The reserve is not available for distribution.

13                        TERM LOANS

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Consortium	59,667	91,000	146,189
SIDF	11,823	69,050	96,409
	71,490	160,050	242,598

Less: Current portion:
Consortium	19,667	30,000	20,000
SIDF	11,823	23,894	20,693

	31,490	53,894	40,693

	40,000	106,156	201,905

a)             The term loan facilities from consortium of banks (the consortium) consist of:

i)             US $101 million term loan facility restructured in 2004. The facility was repayable in 7 half yearly installments increasing from US $10 million to US $20 million. The company accelerated its repayment of the loan and repaid an additional US $41.3 million during the year 2005. The board of directors, after considering the company’s cash flow requirements, intends to repay the remaining portion of the loan in 2006 and accordingly, the remaining balance has been classified as current liabilities.

ii)            US $40 million term loan facility. The facility is repayable in 18 half yearly installments commencing six months after the expansion project completion date.

iii)          US $38 million as a revolving credit facility. As of 31 December 2005, no amount has been drawn from this loan facility (2004: No amount drawn).

The loans are secured by assignment of residual proceeds of the plant and equipment of the company, assignment of receipts from all material and significant contracts, charge and assignment over offshore project accounts and pledge and assignment over onshore project accounts. The facilities are subject to commission at LIBOR plus 1% (2004 and 2003: same terms and conditions).

b)                                     The total amount of term loans facilities with the SIDF is US $215 million of which US $150 million (2004 and 2003: US $150 million) has been drawn as of the balance sheet date. After restructuring in 2004, the repayment of the remaining balance commenced on 15 Sha’aban 1425H (corresponding to 30 September 2004). The company accelerated its repayment of the loans and repaid additional US $41.3 million during the year 2005. The board of directors, after considering the company’s cash flow requirements, intends to repay the remaining portion of the loans in 2006 and accordingly, the remaining balance has been classified as current liabilities. The loans are secured by a mortgage on the company’s plant and equipment and assignment of insurance proceeds and technology rights. The loans carry appraisal fees which are being amortized over the term of the loans (note 4).

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

13                        TERM LOANS - continued

Following are the combined aggregate amounts of next five years’ maturities of the term loans:

US $ ‘000

2006	31,490
2007	1,120
2008	2,240
2009	2,760
2010	3,280

14                        SUBORDINATED PARTNERS’ LOANS

Subordinated partners’ loans are commission free and are repayable subject to the minimum level required to be maintained by the terms of the SIDF loan agreement disclosed in note 13. The board of directors intends to repay the balance as of 31 December 2005 during the year 2006, after the repayment of SIDF term loans (see note 13 (b)).

15                                  SELLING AND DISTRIBUTION EXPENSES

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Inspection charges	3,392	4,456	1,880

16                                  FINANCIAL CHARGES

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Term loans borrowing costs	1,987	2,847	4,009
Bank charges	961	3,289	1,388
	2,948	6,136	5,397

17                      CAPITAL COMMITMENTS

The directors have authorized future capital expenditure amounting to US $162 million as of 31 December 2005 (2004: US $122 million) in connection with certain projects.

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

18                      SUMMARY OF SIGNIFICANT DIFFERENCES (BOTH AMOUNTS AND DISCLOSURES) BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

a)                                     Reconciliation of net income with US GAAP

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Net income per financial statements (Saudi accounting standards)	215,693	301,069	112,115
US GAAP adjustment:
Add back pre production costs amortization	2,275	2,275	2,275
Net income under US GAAP (see note below)	217,968	303,344	114,390

For each year presented in the table above, it has been assumed that pre production costs were expensed when originally incurred.

b)                         Reconciliation of partners’ equity with US GAAP

	2005	2004	2003
	US $ ‘000	US $ ‘000	US $ ‘000

Partners’ equity per financial statements (Saudi Accounting Standards)	703,214	588,140	305,098
US GAAP adjustment:
Difference in net income	(9,102)	(11,377)	(13,652)
Partners’ equity under US GAAP	694,112	576,763	291,446

c) Estimated future aggregate amortization expense

The estimated aggregate amortization expense during the next four years would be in the region of US $3 million to
US $5 million per annum as no more deferred charges are expected to be incurred during the next four years.

d) Related party transactions

The amounts of the company’s sales made through a marketing affiliate of the foreign partner as described in note 8 were 2005: US $277.6 million, 2004: US $320.1 million and 2003: US $150.5 million.

e) Source of raw materials

The company purchases its raw materials primarily from one supplier in the Kingdom of Saudi Arabia.

f) Dividends paid

Cash dividends during the year were US $100.6 million (2004: US $30 million and 2003: US $19.9 million) and constitute 57.6% of the capital (2004: 17.19% and 2003: 12.23%).

Saudi Chevron Phillips Company Limited

NOTES TO THE FINANCIAL STATEMENTS - continued

31 December 2005

18                      SUMMARY OF SIGNIFICANT DIFFERENCES (BOTH AMOUNTS AND DISCLOSURES) BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

g) Deferred taxation

There is no deferred tax liability or asset as of the balance sheet date because the non—Saudi partner is enjoying a tax holiday as mentioned under note 10 to the financial statements.

h) Fair value

The fair values of the company’s financial assets and liabilities approximate their book values.

i) Comprehensive income

Comprehensive income under US GAAP is substantially the same as the net income under US GAAP.

j) Employees’ terminal benefits

Provision for employees’ terminal benefits is made for amounts payable to comply with the Saudi Arabian labor law applicable to employees’ accumulated periods of service at the balance sheet date and therefore, does not require actuarial calculation.

k) Statement of cash flows

Statement of cash flows as presented in the financial statements complies, in all material respects, with the International Financial Reporting Standard on “Cash Flow Statements”.

l) Provision for tax

Provision for zakat is charged to the statement of partners’ equity in accordance with Saudi Accounting Standards as it is considered to be a charge on the Saudi partner. Had the provision for zakat been charged to the income statement, and subsequently been reimbursed by the partner, there would have been no impact on the net income for the years 2005, 2004 and 2003.

m) Average borrowing costs

The weighted average rate of borrowing cost during the construction period was 4.47% (2004: nil).

Report of the Auditors

To

The Shareholders

Qatar Chemical Company Limited, Q.S.C

Doha,

Qatar

We have audited the accompanying financial statements of Qatar Chemical Company Limited, Q.S.C (the “Company”) on pages 2 to 21 as of and for the year ended 31 December 2005. The financial statements of the Company as of 31 December 2003 were audited by another auditor whose report thereon dated 24 March 2004, expressed an unqualified opinion on those statements with an emphasis of matter relating to going concern assumption of the financial statements resulting from accumulated losses as at 31 December 2003.

Respective responsibilities of the Company’s directors and auditors

These financial statements are the responsibility of the Company’s directors. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 31 December 2005, the results of its operations, changes in its shareholders’ equity and its cash flows for the year then ended in accordance with International Financial Reporting Standards.

Other matters

In addition, in our opinion, the Company has maintained proper accounting records and the financial statements are in agreement therewith and a physical count of the inventories was carried out in accordance with the established principles. We have obtained all the information and explanations we required for the purpose of our audit and are not aware of any violations of the provisions of the Company’s Articles of Association and Qatar Commercial Companies’ Law No. 5 of 2002 to the extent applicable having occurred during the year which might have had a material adverse effect on the business of the Company or its financial position.

20 February 2006	Abdul Hakim Al-Adhamy
Doha	KPMG
State of Qatar	Qatar Auditors’ Registry No. 105

AUDITORS’ REPORT TO THE SHAREHOLDERS OF

QATAR CHEMICAL COMPANY LTD. (Q-CHEM), Q.S.C.

We have audited the accompanying balance sheet of Qatar Chemical Company Ltd. (Q-Chem), a Qatari Shareholding Company (Q.S.C.), as of 31 December 2003, and the related statements of income, cash flows and changes in equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. These financial statements are presented together with the financial statements for the years ended 31 December 2004 and 31 December 2005 which are audited by another auditor whose report dated 20 February 2006, expressed an unqualified opinion on these financial statements.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 31 December 2003 and the results of its operations and its cash flows for the year then ended in accordance with International Financial Reporting Standards.

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

In our report dated 24 March 2004, we expressed an unqualified opinion on the individual financial statements for the year ended 31 December 2003 with an emphasis of matter relating to the going concern assumption of the financial statements resulting from accumulated losses as at 31 December 2003.

T. F. Sexton

of Ernst & Young

Auditor’s Registration No. 114

Date : 20 February 2006

Doha

Qatar Chemical Company Limited, Q.S.C	2

Balance Sheet
as at 31 December 2005

	Notes	2005	2004	2003
		US$’000	US$’000	US$’000
ASSETS

Non-current assets
Property, plant and equipment	4	848,467	880,156	939,639
Long- term receivables	5	68	220	616
		848,535	880,376	940,255
Current assets
Inventories	6	33,122	32,416	23,953
Other receivables and prepayments	7	6,101	5,536	5,354
Due from related parties	8(a)	59,085	65,824	27,985
Trade accounts receivable	9	58,960	57,201	16,691
Cash and bank	10	165,308	104,047	37,507
		322,576	265,024	111,490
TOTAL ASSETS		1,171,111	1,145,400	1,051,745

SHAREHOLDERS’ EQUITY AND LIABILITIES

Shareholders’ Equity
Share capital	11	112,800	112,800	56,300
Legal reserve		24,495	11,676	—
Retained earnings / (Accumulated losses)		118,513	22,329	(82,756)
		255,808	146,805	(26,456)

Non- current liabilities
Non-current portion of syndicated loan	12	465,524	574,430	644,700
Subordinated loan	13	273,042	310,184	303,181
Provision for employees’ end of service benefits	14	2,728	1,833	1,236
Deferred liability	15	1,642	1,870	25,000
Deferred tax liability	16(a)	22,528	370	—
Due to a related party	8(b)	6,481	—	—
		771,945	888,687	974,117
Current liabilities
Current portion of syndicated loan	12	70,500	65,925	61,650
Provision for taxation	16(b)	31,696	11,859	—
Due to related parties	8(b)	22,800	15,761	11,679
Accounts payable and accrued expenses	17	18,362	16,363	30,755
		143,358	109,908	104,084
TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES		1,171,111	1,145,400	1,051,745

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	3

Statement of Income
for the year ended 31 December 2005

	Note		2005	2004	2003
			US$’000	US$’000	US$’000

Sales			437,329	323,872	72,996
Cost of goods sold			(184,902)	(153,984)	(86,467)
Gross profit			252,427	169,888	(13,471)

Other income			5,450	412	72
Selling and administration expenses			(26,599)	(21,406)	(12,978)
Profit / (loss) from operations			231,278	148,894	(26,377)
Foreign exchange gain/(loss)			(7,846)	3,388	977
Interest expense			(41,429)	(23,292)	(14,398)
Net profit / (loss) for the year before provision for taxation			182,003	128,990	(39,798)
Income taxes
Current	16(b	)	(31,649)	(11,859)	—
Deferred	16(a	)	(22,158)	(370)	—

Net profit / (loss) for the year			128,196	116,761	(39,798)

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	4

Statement of Changes in Shareholders’ Equity
for the year ended 31 December 2005

	Share Capital	Legal reserve	Retained earnings/ (Accumulated losses)	Total
	US$’000	US$’000	US$’000	US$’000

Balance at 1 January 2003	20,000	—	(42,958)	(22,958)

Share capital issued during 2003	36,300	—	—	36,300
Net loss for the year	—	—	(39,798)	(39,798)
Balance at 31 December 2003	56,300	—	(82,756)	(26,456)

Share capital issued during 2004	56,500	—	—	56,500
Net profit for the year	—	—	116,761	116,761
Transfer to legal reserve	—	11,676	(11,676)	—
Balance at 31 December 2004	112,800	11,676	22,329	146,805

Dividend paid during the year	—	—	(19,193)	(19,193)
Net profit for the year	—	—	128,196	128,196
Transfer to legal reserve	—	12,819	(12,819)	—
Balance at 31 December 2005	112,800	24,495	118,513	255,808

Legal reserve

In accordance with the regulations of Qatar Commercial Companies Law No. 5 of 2002, 10% of the net profit for the year is required to be transferred to the Legal Reserve until the balance in the Reserve equals 50% of the paid up capital. This Reserve is not normally available for distribution except in circumstances specified in the Qatar Commercial Companies Law No. 5 of 2002.

Dividend

During the year, the Company paid a dividend of USD 170.2 per share amounting to USD 19.19 million out of the profits earned up to 31 December 2004.

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	5

Statement of cash flows
for the year ended 31 December 2005

	2005	2004	2003
	US$’000	US$’000	US$’000
Operating activities
Net profit/(loss) for the year	128,196	116,761	(39,798)
Adjustments for :
Depreciation	41,469	41,261	26,634
Interest income	(4,852)	(803)	(146)
Interest expense	41,429	23,292	14,398
Unrealised foreign exchange (gain)/loss	132	7	(45)
Loss on disposal of property, plant and equipment	40	—	80
Provision for employees’ end of service benefits	1,178	834	684
Operating profit before changes in working capital	207,592	181,352	1,807

Working capital changes
Increase in inventories	(706)	(8,463)	(13,790)
(Increase)/decrease in other receivables and prepayments	(565)	(182)	660
Decrease/(Increase) in due from related parties	6,739	(37,839)	(27,890)
Increase in trade accounts receivables	(1,759)	(40,510)	(16,691)
Increase in provision for taxation	41,578	12,229	—
Increase in due to related parties-Current	7,039	4,082	5,147
Increase in due to related parties-Non-current	6,481	—
Increase/(Decrease) in accounts payable and accrued expenses	2,001	(14,866)	18,099
Cash from/(used in) operating activities	268,400	95,803	(32,658)

Decrease in long term receivables	152	396	302
Employees’ end of service benefits paid	(283)	(237)	(98)
Decrease in deferred credit	(228)	(23,130)	25,000
Net cash from/(used in) operating activities	268,041	72,832	(7,454)

Investing activities
Payments for purchase of property, plant and equipment	(9,820)	(7,093)	(2,491)
Additions to accumulated plant cost	—	—	(21,895)
Deferred credit adjustment and write off of plant and equipment	170	25,315	—
Proceeds from disposal of property, plant and equipment	26	—	693
Interest received	4,583	803	146
Interest paid	(41,021)	(15,815)	(15,127)
Deposits maturing beyond 90 days	(20,500)	—	—
Net cash (used in) / from investing activities	(66,562)	3,210	(38,674)

Financing activities
Movement in subordinated loan	(37,142)	—	84,900
Repayment of syndicated loan	(104,331)	(65,995)	(43,650)
Dividend paid	(19,193)	—	—
Proceeds from issue of Share capital	—	56,500	36,300
Net cash (used in)/from financing activities	(160,666)	(9,495)	77,550

Net Increase in cash and cash equivalents	40,813	66,547	31,422

Cash and cash equivalents at 1 January	104,009	37,462	6,040

Cash and cash equivalents at 31 December (Note 10)	144,822	104,009	37,462

The attached notes on pages 6 to 21 form an integral part of these financial statements.

Qatar Chemical Company Limited, Q.S.C	6

Notes to the financial statements
for the year ended 31 December 2005

1                             LEGAL STATUS AND PRINCIPAL ACTIVITIES

Qatar Chemical Company Limited (“the Company”) was formed by the enactment of Emiri decree no. 20 issued on 6 October 1998 and was registered in Qatar as a Qatari Shareholding Company (Q.S.C). The activities of the Company are governed by a joint venture agreement dated 16 November 1997 between Qatar General Petroleum Corporation (now doing business under the name of Qatar Petroleum), Chevron Phillips Chemical International Qatar Holdings LLC (“CPCIQH”, as successor to Phillips Investment Company) and Chevron Phillips Chemical Company LLC (“CPChem”, as successor to Phillips Petroleum Company), as amended and is valid for a period of 25 years. The Company is owned by Qatar Petroleum (51%) and Chevron Phillips Chemical International Qatar Holdings LLC (49%).

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

3.4                               Operating leases

Operating lease payments are recognised as an expense in the income statement on payment basis over the lease term.

Qatar Chemical Company Limited, Q.S.C	7

Notes to the financial statements
for the year ended 31 December 2005

3.5                               Property, plant and equipment

Property, plant and equipment have been recorded at cost less accumulated depreciation and impairment losses, if any (refer accounting policy 3.11).

Expenditure incurred to replace a component of an item of property, plant and equipment that is accounted for separately is capitalised and the net book value of the replaced component is written-off. Other subsequent expenditure is capitalised only when it increases the future economic benefits embodied in the item of property, plant and equipment. All other expenditure is recognised in the statement of income as an expense as incurred. Capital work in progress is transferred to property, plant and equipment on completion of the work.

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

The depreciation method and the useful lives of the property, plant and equipment are re-assessed annually by the management.

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

3.8                               Accounts receivable and other receivables

Receivables are stated at the amortised cost less a provision for any estimated uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

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
for the year ended 31 December 2005

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

3.14  Borrowing costs

Borrowing costs that are attributable to the construction of the Company’s plant and equipment (qualifying assets) are capitalised as part of the asset costs up to the start up date of the assets. Other borrowing costs are recognised as an expense in the period in which they are incurred.

3.15  End of service benefits

The Company provides for end of service benefits to its employees based upon the employees’ length of service and the completion of a minimum service period. The Company has no expectation of settling all its employees’ end of service benefits within the next 12 month period and hence has classified the same as a non-current liability.

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

Qatar Chemical Company Limited, Q.S.C	9

Notes to the financial statements
for the year ended 31 December 2005

4                                         PROPERTY, PLANT AND EQUIPMENT

	Plant facilities	Buildings	Land improvements	Furniture, fixtures and equipment	Computer hardware & software	Mobile Plant Equipment and Vehicles	Capital spares	Capital work in progress	Total
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000
Cost:
At 1 January 2004	862,726	47,552	21,358	3,861	16,471	4,939	4,968	5,441	967,316
Additions	104	90	6	606	6	31	—	6,250	7,093
Transfer from CWIP	8,247	—	—	—	—	—	—	(8,247)	—
Deferred credit adjustment	(23,080)	(1,246)	(541)	—	—	—	(133)	—	(25,000)
Reclassification	347	—	—	—	—	—	(347)	—	—
Disposals & write offs	(315)	—	—	—	—	—	—	—	(315)
At 01 January 2005	848,029	46,396	20,823	4,467	16,477	4,970	4,488	3,444	949,094

Additions	7,080	89	—	99	220	24	—	2,308	9,820
Transfer from CWIP	1,592	211	—	68	869	31	—	(2,771)	—
Disposals & write offs	(66)	—	—	—	(170)	—	—	—	(236)
At 31 December 2005	856,635	46,696	20,823	4,634	17,396	5,025	4,488	2,981	958,678

Accumulated depreciation:
At 1 January 2004	23,000	1,268	569	1,060	762	885	133	—	27,677
Charge	33,908	1,867	838	759	2,988	706	195	—	41,261
Reclassification	24	—	—	—	—	—	(24)	—	—
At 01 January 2005	56,932	3,135	1,407	1,819	3,750	1,591	304	—	68,938

Charge	34,043	1,861	833	844	2,999	710	179	—	41,469
Transfer from CWIP	—	—	—	—	—	—	—	—	—
Disposals & write offs	(26)	—	—	—	(170)	—	—	—	(196)
At 31 December 2005	90,949	4,996	2,240	2,663	6,579	2,301	483	—	110,211

Net book value:
at 31 December 2005	765,686	41,700	18,583	1,971	10,817	2,724	4,005	2,981	848,467

at 31 December 2004	791,097	43,261	19,416	2,648	12,727	3,379	4,184	3,444	880,156

at 31 December 2003	839,726	46,284	20,789	2,801	15,709	4,054	4,835	5,441	939,639

Qatar Chemical Company Limited, Q.S.C	10

Notes to the financial statements
for the year ended 31 December 2005

4                                         PROPERTY, PLANT AND EQUIPMENT (Continued)

	2005	2004	2003
	US$’000	US$’000	US$’000

The depreciation charge has been allocated as follows:
Accumulated plant costs	—	—	200
Cost of production	40,277	39,977	25,914
Selling and administration expenses	1,192	1,284	520
	41,469	41,261	26,634

ACCUMULATED PLANT COSTS

	2005	2004	2003
	US$’000	US$’000	US$’000

Balance as at 1 January	—	—	929,052
Additions during the year	—	—	28,563
	—	—	957,615
Transferred to property, plant and equipment	—	—	(957,615)

Balance as at 31 December	—	—	—

Included in the accumulated plant costs of 2003 was capitalised interest of US$68.9 million. Interest capitalised during the year was nil (2004: Nil; 2003: US$5.2 million). The accumulated plant costs were transferred to property, plant and equipment upon the assets being put to use on 8 April 2003.

The unamortized capital interest cumulative balance as of 31 December 2005 was US$61.5 million (2004: US$64.3 million; 2003: US$67.1 million).

5                                         LONG TERM RECEIVABLES

Long term receivables represent furniture allowances recoverable from employees and prepayments.

6                                         INVENTORIES

	2005	2004	2003
	US$’000	US$’000	US$’000

Finished goods	9,587	12,977	7,489
Work in progress	188	169	145
Raw materials	4,277	3,992	3,340
Packaging supplies	564	387	339
Spare parts and consumables	18,506	14,891	12,640

	33,122	32,416	23,953

Material consumption of US$ 66.6 million (2004: US$ 54.2 million; 2003: US$ 23.6 million) is included under cost of goods sold.

7                                         OTHER RECEIVABLES AND PREPAYMENTS

	2005	2004	2003
	US$’000	US$’000	US$’000

Prepayments	3,064	2,580	1,267
Receivables from employees	1,319	1,440	1,485
Other receivables	1,718	1,516	2,602

	6,101	5,536	5,354

Qatar Chemical Company Limited, Q.S.C	11

Notes to the financial statements
for the year ended 31 December 2005

8                                         TRANSACTIONS WITH RELATED PARTIES

A significant portion of the Company’s costs have been charged by the shareholders. In accordance with the specific agreements entered into by the shareholders, the shareholders provide support services, feedstock, fuel gas, catalysts and other goods and services to the Company. Also, the Company sells some of its products to the related affiliates.

QChem entered into an Agency Agreement with CPChem to act as an agent for the sale of substantially all of QChem’s production. QChem has also entered into an Offtake and Credit Risk Agreement with CPChem, under which the latter is required to purchase at market prices, specified amounts of production if CPChem fails to sell that product under the terms of the Agency Agreement. As of the balance sheet date no transaction has been executed under the Offtake and Credit Risk Agreement. The Offtake and Credit Risk Agreement expires upon the earlier of the repayment in full by QChem of its outstanding bank financing, currently scheduled to mature in 2012, or any refinancing thereof.

QChem entered into an Agency Agreement with QAPCO to act as an agent for the sale of QChem’s products, primarily in the Middle East region to a maximum of 10% of QChem’s polyethylene production.

QChem and Qatar Petroleum entered into a Feedstock Supply Agreement for the duration of the amended Joint Venture Agreement, where QP agreed to provide ethane gas to meet QChem’s production requirement.

Transactions with significant related parties during the year are summarised as follows:

Nature of transaction	2005	2004	2003
	US$’000	US$’000	US$’000

Chevron Phillips Chemical Company LLC (CPChem) (Shareholder) and affiliates:
• Purchases & services	30,238	11,647	17,453
• Sales & marketing commission	112,974	55,700	33,215

Qatar Petroleum (QP)(Shareholder):
• Purchases, services & marketing commission	54,799	42,647	24,971

Qatar Petrochemical Company Ltd (Q.S.C) (QAPCO) (a joint venture with Industries Qatar, a subsidiary of Qatar Petroleum)
• Sales & marketing commission	26,161	18,519	3,560

(a)                                  Due from related parties

	2005	2004	2003
	US$’000	US$’000	US$’000

CPChem and affiliates	49,828	58,609	24,698
QAPCO	9,257	7,215	3,287
	59,085	65,824	27,985

(b)                                  Due to related parties

	2005	2004	2003
	US$’000	US$’000	US$’000
Current:
CPChem and affiliates	4,095	4,650	4,893
QP	18,705	11,111	6,786
	22,800	15,761	11,679
Non-current:
QP	6,481	—	—
	6,481	—	—

Refer to note 14 for disclosure of the subordinate loan payable to an affiliate.

Qatar Chemical Company Limited, Q.S.C	12

Notes to the financial statements
for the year ended 31 December 2005

8                                         TRANSACTIONS WITH RELATED PARTIES (continued)

		2005	2004	2003
		US$’000	US$’000	US$’000
(c)	Compensation paid to key management personnel	765	640	604

9                                         TRADE ACCOUNTS RECEIVABLE

	2005	2004	2003
	US$’000	US$’000	US$’000

Trade accounts receivable	58,960	57,084	16,691
Advances paid to suppliers	—	117	—
	58,960	57,201	16,691

The Company is engaged in the sale of polyethylene, hexene-1 and other petrochemical products to a large number of customers. Its five largest customers account for 49% of outstanding accounts receivable at 31 December 2005 (2004: 52%; 2003: 32%).

10                                  CASH AND BANK

	2005	2004	2003
	US$’000	US$’000	US$’000

Petty cash	5	5	5
Bank Balances
Current account	12	(794)	(196)
Call account	165,291	104,836	37,698
	165,308	104,047	37,507
Effects of exchange rates on cash and cash equivalents	14	(38)	(45)
Deposits maturing beyond 90 days	(20,500)	—	—
Cash and cash equivalents as per statement of cash flows	144,822	104,009	37,462

The call deposits of US$165.3 million (2004: US$104.8 million; 2003: US$ 37.7 million) are maintained in the United States in accordance with the terms of the senior debt agreements.

11                                  SHARE CAPITAL

	2005	2004	2003
	US$’000	US$’000	US$’000

Authorised:
900,000 shares of US$1,000 each	900,000	900,000	900,000

Issued and fully paid:
112,800 shares of US$1,000 each	112,800	112,800	56,300

During 2004, the Board of Directors had approved the issue of 56,500 shares with a par value of US$ 1,000 per share. The issue was subscribed by the shareholders according to their proportion of shareholding.

Qatar Chemical Company Limited, Q.S.C	13

Notes to the financial statements
for the year ended 31 December 2005

12                                  SYNDICATED LOAN

	2005	2004	2003
	US$’000	US$’000	US$’000

Syndicated loan	536,024	640,355	706,350
Classified in the balance sheet as follows:
Current liability	70,500	65,925	61,650
Non-current liability	465,524	574,430	644,700
	536,024	640,355	706,350

The Company signed a facility credit agreement with a syndicate of banks on 27 August 1999 for a project finance loan of US$ 750 million. The Company had drawn down the entire loan by the end of year 2001. The loan carries interest at LIBOR plus pre-determined mark-ups.

According to the terms of the agreement, the loan is repayable in quarterly instalments that commenced on 15 June 2003. During the year, the total amount repaid was US$ 104.3 million (2004: US$ 66 million; 2003: US$ 43.6 million). Fixed repayment amounts are due in the amount of US$ 70.5 million in 2006, US$ 75.2 million in 2007, US$ 80.6 million in 2008, US$ 86.2 million in 2009 and US$ 92.2 million in 2010.

13                                  SUBORDINATED LOANS

	2005	2004	2003
	US$’000	US$’000	US$’000
Tranche A	269,825	294,500	294,500
Tranche B	—	13,479	7,399
Accrued interest	3,217	2,205	1,282
	273,042	310,184	303,181

The Company signed a subordinated loan agreement with Chevron Phillips Chemical International Qatar Holdings LLC (CPCIQH) on 16 September 1999 as amended in accordance with the QChem Joint Venture Agreement. Excluding the accrued interest, the balance of the loan was US$ 270 million (2004: US$ 308 million; 2003: US$ 302 million) as of 31 December 2005. The subordinated loan carries interest as follows:

•                 The outstanding principal amount of each subordinated loan shall bear interest until repayment in full at a rate equal to the rate payable under the syndicated loan.

•                 Any amounts outstanding, after the syndicated loan terminates, shall bear interest at a rate equal to LIBOR plus the margin over LIBOR payable under the syndicated loan on the termination date.

According to the terms of this agreement, there is no schedule of repayment and the principal balance of all outstanding subordinated loans and interest thereon shall be repayable each quarter from available cash flows after the payment of all priority dividends. With respect to any interest due and payable at the end of each quarter not paid from available cash flows, an amount equal to such interest shall be deemed to have been advanced to the Company as a Tranche B Subordinated loan in accordance with the agreement. During the year, repayment of subordinated loans, including accrued interest, was US$ 50.8 million.

CPChem has agreed to provide up to US$ 75 million of loans to QChem if there is insufficient cash to pay the minimum debt service payments on the bank financing. CPChem has also agreed to provide loans to QChem through December 2006 if there is insufficient cash to make QChem’s target debt service payments. These loans are limited to an amount not greater than the operating margin loss resulting from sales volumes being less than the design capacity of the plant. CPChem’s rights under the Subordinated Loan Agreement and the other contingent loan agreements related to QChem previously described are subordinated to QChem’s senior bank debt.

14                                  PROVISION FOR EMPLOYEES’ END OF SERVICE BENEFITS

	2005	2004	2003
	US$’000	US$’000	US$’000
At 1 January	1,833	1,236	650
Provided during the year	1,178	834	684
Less: paid during the year	(283)	(237)	(98)
At 31 December	2,728	1,833	1,236

Qatar Chemical Company Limited, Q.S.C	14

Notes to the financial statements
for the year ended 31 December 2005

14                                  PROVISION FOR EMPLOYEES’ END OF SERVICE BENEFITS (continued)

The Company has created a provision for its estimated obligation for pension contributions for Qatari staff in accordance with the requirements of Qatari Retirement and Pension Law No. 24 of 2002. The provision of US$ 0.15 million as of 31 December 2005 (2004: US$ 0.5 million; 2003: US$ 0.3 million) is included in accounts payable and accrued expenses.

15                                  DEFERRED LIABILITY

The deferred liability as at 31 December 2005 represents a premium amount payable to an insurance company. Since QChem doesn’t expect this amount to be paid within the next one year, the same has been classified as non-current.

16                                  TAXATION

(a)                                  DEFERRED TAXATION

Deferred income tax is provided for temporary differences existing between the financial statement and the tax basis of the Company’s assets and liabilities and relate primarily to depreciation on property, plant and equipment.

	2005	2004	2003
	US$’000	US$’000	US$’000

At 1 January	370	—	—
Provided during the year	22,158	370	—
Less: recovered during the year	—	—	—
At 31 December	22,528	370	—

The deferred liability comprises of the following types of temporary differences:

	2005	2004	2003
	US$’000	US$’000	US$’000

Net taxable temporary differences	(63,309)	(1,059)	—
Deferred tax expense relating to the origination of temporary differences @ 35%	(22,158)	(370)	—

(b)                              CURRENT TAX PROVISION

		2005	2004	2003
		US$’000	US$’000	US$’000

	Profit / (loss) as per financial statement before tax	182,003	128,990	(39,798)

Add:	Depreciation as per books	41,470	41,261	26,634
	Others	—	1,870	92
Less:	Depreciation as per form 3 (at income tax depreciation rates)	(102,906)	(102,150)	(1,817)
	Profit / (loss) as per tax declaration	120,567	69,971	(14,889)

	Carried forward loss	—	(24,794)	(9,905)
	Net taxable profit / (loss)	120,567	45,177	(24,794)

	Current tax payable @ 26.25%	31,649	11,859	—
Add:	Net opening balance after payment of income tax pertaining to 2004	47	—	—
		31,696	11,859	—

Qatar Chemical Company Limited, Q.S.C	15

Notes to the financial statements
for the year ended 31 December 2005

16                                  TAXATION (continued)

(c)                                  EFFECTIVE INCOME TAX RATE RECONCILIATION

	2005	2004	2003	2005	2004	2003
	US$’000	US$’000	US$’000%		%	%

Income / (loss) from continuing operations before income taxes	182,003	128,990	(39,798)	29.6	9.5	—

Statutory income tax	47,776	33,860	—	26.3	26.3	—
Deferred tax (asset)	—	(21,723)	—	—	(16.9)	—
Deferred tax rate difference	6,031	92	—	3.3	0.1	—
	53,807	12,229	—	29.6	9.5	—

17                                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2005	2004	2003
	US$’000	US$’000	US$’000

Trade payables	9,137	9,938	5,326
Advances received from customers	1,673	450	232
Accrued expenses and other payables	4,643	3,702	23,937
Bonus payable to employees	1,357	742	357
Pension liability for Qatari employees	148	464	310
Interest payable	1,404	1,067	593
	18,362	16,363	30,755

The amount recognised for 2005 as an expense for the pension liability for Qatari employees is US$ 0.56 million (2004: US$ 0.05 million; 2003: US$ 0.1 million).

18           NET PROFIT / (LOSS) FOR THE YEAR

	2005	2004	2003
	US$’000	US$’000	US$’000

The net profit / (loss) for the year is stated after the charges of:
Staff cost	39,479	33,623	28,331
Rental – operating lease	549	535	523

19                                  EXPENDITURE COMMITMENTS

The Company has the following outstanding contractual commitments:

	2005	2004	2003
	US$’000	US$’000	US$’000

Capital expenditure commitments:	—	1,407	1,442

Qatar Chemical Company Limited, Q.S.C	16

Notes to the financial statements
for the year ended 31 December 2005

19                                  EXPENDITURE COMMITMENTS (continued)

Operating lease commitments:	2005	2004	2003
	US$’000	US$’000	US$’000
Future minimum lease payments:
Within one year	544	488	488
After one year but not more than five years
2005	—	—	487
2006	—	487	488
2007	544	488	488
2008	544	488	488
2009	544	488	—
2010	544	—	—
Total	2,176	1,951	1,951

More than five years	7,616	7,317	7,805
Total operating lease expenditure contracted for at the balance sheet date	10,336	9,756	10,244

Land on which the plant is constructed, located at Mesaieed Industrial area, has been leased from Qatar Petroleum under a land lease agreement signed on 25 August 1999.

20                                  FINANCIAL INSTRUMENTS

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

The fair values of financial assets and liabilities are not materially different from their carrying values at the balance sheet date.

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

The Company manages its exposure to balances with banks through the selection of reputed local and international banks for placing its funds. The Company seeks to limit its credit risk with respect to customers by setting credit limits for individual customers and monitoring outstanding receivables. Further more, Chevron Phillips Chemical Company LLC guarantees certain credit sales of it’s agents.

c)                   Liquidity risk

The Company is not exposed to significant liquidity risk. The Company’s terms of sales require amounts to be paid within 30-150 days of the date of sale. Trade payables are normally settled within 30-45 days of the date of purchase.

Qatar Chemical Company Limited, Q.S.C	17

Notes to the financial statements
for the year ended 31 December 2005

20                                  FINANCIAL INSTRUMENTS (continued)

d)    Currency risk

The Company is exposed to significant currency risk on a portion of its trade accounts receivable. Trade accounts receivable include US$ 36.2 million (2004: US$ 46.2 million; 2003: US$ 13.19 million) receivable in foreign currencies, mainly Euro.

The balances in Qatari Riyal are not considered to represent significant currency risk since the US Dollar is pegged to Qatari Riyal.

Trade accounts payable include US$ 4.4 million (2004: US$ 4.2 million; 2003: US$ 3.2 million) due in foreign currencies, mainly Qatari Riyal.

Qatar Chemical Company Limited, Q.S.C	18

Notes to the financial statements
for the year ended 31 December 2005

20      FINANCIAL INSTRUMENTS (continued)

e)    Interest rate risk

A significant portion of the Company’s financial assets and liabilities as of 31 December 2005 is exposed to interest rate fluctuations.

The Company’s exposure to interest rate risk and the effective interest rates on its financial assets and liabilities are summarised below:

	Up to	3-12	1-5	More than	Non-interest		Effective interest
	3 months	months	Years	5 years	sensitive	Total	Rate %
As at 31 December 2005

Financial assets:	—	—	—	—	68	68	—
Long-term receivables	—	—	—	—	6,101	6,101	—
Other receivables and prepayments	—	—	—	—	59,085	59,085	—
Due from related parties	—	—	—	—	58,960	58,960	—
Accounts receivable	—	—	—	—	—	—	—
Cash and cash equivalents	165,308	—	—	—	—	165,308	2.3

	165,308	—	—	—	124,214	289,522

Financial liabilities:
Syndicated loan	17,175	53,325	334,350	131,174	—	536,024	4.59
Subordinated loan	—	—	—	273,042	—	273,042	4.44
Provision for employees’ end of service benefit	—	—	—	—	2,728	2,728	—
Deferred liability	—	—	—	—	1,642	1,642	—
Deferred tax liability	—	—	—	—	22,528	22,528	—
Provision for taxation	—	—	—	—	31,696	31,696	—
Due to related parties	—	—	—	—	29,281	29,281	—
Accounts payable and accrued expenses	—	—	—	—	18,362	18,362	—
	17,175	53,325	334,350	404,216	106,237	915,303

Net financial assets / (liabilities)	148,133	(53,325)	(334,350)	(404,216)	17,977	(625,781)

Qatar Chemical Company Limited, Q.S.C	19

Notes to the financial statements
for the year ended 31 December 2005

20                                  FINANCIAL INSTRUMENTS (continued)

e)    Interest rate risk

	Up to	3-12	1-5	More than	Non-interest		Effective interest
	3 months	months	years	5 years	sensitive	Total	Rate %
As at 31 December 2004

Financial assets:
Long-term receivables	—	—	—	—	220	220	—
Other receivables and prepayments	—	—	—	—	5,536	5,536	—
Due from related parties	—	—	—	—	65,824	65,824	—
Accounts receivable	—	—	—	—	57,201	57,201	—
Cash and cash equivalents	104,047	—	—	—	—	104,047	1.04

	104,047	—	—	—	128,781	232,828

Financial liabilities:
Syndicated loan	16,050	49,875	404,850	169,580	—	640,355	2.35
Subordinated loan	—	—	—	310,184	—	310,184	2.2
Provision for employees’ end of service benefit	—	—	—	—	1,833	1,833	—
Deferred liability	—	—	—	—	1,870	1,870	—
Deferred tax liability	—	—	—	—	370	370	—
Provision for taxation	—	—	—	—	11,859	11,859	—
Due to related parties	—	—	—	—	15,761	15,761	—
Accounts payable and accrued expenses	—	—	—	—	16,363	16,363	—

	16,050	49,875	404,850	479,764	48,056	998,595

Net financial assets / (liabilities)	87,997	(49,875)	(404,850)	(479,764)	80,725	(765,767)

Qatar Chemical Company Limited, Q.S.C	20

Notes to the financial statements
for the year ended 31 December 2005

20      FINANCIAL INSTRUMENTS (continued)

e)    Interest rate risk

	Up to	3-12	1-5	More than	Non-interest		Effective interest
	3 months	months	years	5 years	sensitive	Total	Rate %
As at 31 December 2003

Financial assets:
Long-term receivables	—	—	—	—	616	616	—
Other receivables and prepayments	—	—	—	—	5,354	5,354	—
Due from related parties	—	—	—	—	27,985	27,985	—
Accounts receivable	—	—	—	—	16,691	16,691	—
Cash and cash equivalents	37,507	—	—	—	—	37,507	0.69
	37,507	—	—	—	50,646	88,153

Financial liabilities:
Syndicated loan	15,000	50,995	378,525	261,830	—	706,350	1.94
Subordinated loan	—	—	—	303,181	—	303,181	1.9
Provision for employees’ end of service benefit	—	—	—	—	1,236	1,236	—
Deferred liability	—	—	—	—	25,000	25,000	—
Due to related parties	—	—	—	—	11,679	11,679	—
Accounts payable and accrued expenses	—	—	—	—	30,755	30,755	—
	15,000	50,995	378,525	565,011	68,670	1,078,201

Net financial assets / (liabilities)	22,507	(50,995)	(378,525)	(565,011)	(18,024)	(990,048)

Qatar Chemical Company Limited, Q.S.C	21

Notes to the financial statements
for the year ended 31 December 2005

21                                  COMPARATIVE FIGURES

The corresponding figures presented for 2004 and 2003 have been reclassified and restated where necessary to preserve consistency with the 2005 figures. However, such reclassification did not have an effect on the total assets or total liabilities or the net profit of the previous years.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 12, 2004, Qatar Chemical Ltd. (Q-Chem), with the approval of its Audit Committee, appointed the accounting firm of KPMG as its new principal accountants (auditors).  The appointment of KPMG was necessitated by a Qatari law which mandates that audit firms be rotated at least once every five years.  Q-Chem, a 49%-owned equity affiliate of CPChem, is deemed to be a "significant subsidiary" under SEC rules.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, and with the participation of management, CPChem’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of CPChem’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that CPChem’s disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports CPChem files under Section 13 or Section 15(d) of the Securities Exchange Act. There were no changes in CPChem’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during CPChem’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, CPChem’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Officers. Directors, executive officers and certain other officers of Chevron Phillips Chemical Company LLC are set forth in the following table. All of CPChem’s directors are elected in accordance with the terms of its limited liability company agreement.

On February 10, 2006, James L. Gallogly submitted his resignation as President and Chief Executive Officer of the Company, effective March 31, 2006.  In conjunction with his resignation and in accordance with the terms of CPChem's limited liability company agreement, Mr. Gallogly will also cease to be non-voting director of CPChem effective March 31, 2006.  Mr. Gallogly will rejoin ConocoPhillips as Executive Vice President, Refining, Marketing and Transportation, effective April 1, 2006.

On February 10, 2006, CPChem’s Board of Directors elected Raymond I. Wilcox as President and Chief Executive Officer of the Company, effective April 1, 2006.

Name	Age	Position
James L. Gallogly	53	President and Chief Executive Officer; Non-voting Director
Greg G. Maxwell	49	Senior Vice President, Chief Financial Officer and Controller; Non-voting Director
Greg C. Garland	48	Senior Vice President, Planning & Specialty Products
Craig B. Glidden	48	Senior Vice President, Legal and Public Affairs, General Counsel and Secretary
J. Mike Parker	59	Senior Vice President, Aromatics & Styrenics
Rick L. Roberts	51	Senior Vice President, Manufacturing
Tim G. Taylor	52	Senior Vice President, Olefins & Polyolefins
Joe M. McKee	55	Vice President and Treasurer
Patricia E. Yarrington	49	Class C Director
Gary G. Yesavage	53	Class C Director
John E. Lowe	47	Class P Director
Jim W. Nokes	59	Class P Director

James L. Gallogly:  Mr. Gallogly has been President and Chief Executive Officer, and has served as a non-voting director of CPChem, since its inception in July 2000. He previously served as Senior Vice President of Chemicals for Phillips Petroleum Company (Phillips), a position he accepted in 1999.

Greg G. Maxwell:  Mr. Maxwell has been Senior Vice President, Chief Financial Officer and Controller, and has served as a non-voting director of CPChem, since August 2003. From July 2000 to August 2003, Mr. Maxwell was Vice President and Controller. From 1998 to July 2000, he served as General Auditor for Phillips.

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

Patricia E. Yarrington:  Ms. Yarrington was elected a director of CPChem in July 2001. She currently serves as Vice President, Policy, Government and Public Affairs at Chevron Corporation (Chevron), a position to which she was named in 2002. Ms. Yarrington previously served Chevron as Vice President, Strategic Planning, a position to which she was appointed upon the merger of Chevron Corporation and Texaco Inc. into ChevronTexaco Corporation (now Chevron) in 2001. Prior to that merger, she served Chevron in a similar position, Vice President of Strategic Planning, a position she assumed in 2000. In 1998, she was appointed President of Chevron Canada Ltd.

Gary G. Yesavage:  Mr. Yesavage was elected a director of CPChem in June 2003. He currently serves as General Manager of the Chevron Products Company El Segundo refinery, a position to which he was appointed in 1999.

John E. Lowe:  Mr. Lowe has served as a director of CPChem since its inception in July 2000. He currently serves as Executive Vice President, Planning, Strategy and Corporate Affairs for ConocoPhillips, a position to which he was appointed in 2002. Mr. Lowe previously served as Senior Vice President, Corporate Strategy and Development for Phillips, a position to which he was appointed in 2001, and as Senior Vice President of Planning and Strategic Transactions in 2000. In 1999, he served as Vice President, Planning and Strategic Transactions and Manager of Strategic Growth Projects for Phillips. Mr. Lowe also serves as a Director of Duke Energy Field Services, LLC and a Director of DCP Midstream Partners, LP.

Jim W. Nokes:  Mr. Nokes was elected a director of CPChem in October 2002. He currently serves as Executive Vice President, Refining, Marketing, Supply and Transportation for ConocoPhillips, a position to which he was appointed in 2002. Mr. Nokes previously served Conoco Inc. as Executive Vice President, Worldwide Refining, Marketing, Supply and Transportation, a position to which he was named in 1999.

Raymond I. Wilcox:  On February 10, 2006, CPChem’s Board of Directors elected Raymond I. Wilcox as President and Chief Executive Officer of CPChem, effective April 1, 2006. Mr. Wilcox, 59, currently serves as Vice President of Chevron and President of Chevron North America Exploration and Production Company, an affiliate of Chevron, where he is responsible for managing Chevron’s oil and gas exploration and production activities and its resource base in North America. Mr. Wilcox assumed his current positions on January 1, 2002 and prior to that time served for two years as Chairman and Managing Director of Chevron Nigeria, Ltd., an affiliate of Chevron.

Audit Committee Financial Expert. CPChem’s Board of Directors has established an audit committee of the Board of Directors (the “Audit Committee”), the members of which are Ms. Yarrington and Mr. Lowe, and has determined that Mr. Lowe qualifies, and has so designated him, as the “Audit Committee financial expert.”  Mr. Lowe is not considered to be “independent” as defined in the applicable SEC rules and regulations.

Code of Ethics. CPChem has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy of this code is available to any person upon request and at no charge. Requests should be directed to the Office of the General Counsel at CPChem’s principal executive office at the address and phone number as shown on the cover of this report.

Item 11.   Executive Compensation

Summary Compensation Table

The table below provides information regarding compensation earned by CPChem’s Chief Executive Officer and the next four most highly compensated executive officers for the year ended December 31, 2005 (collectively, the “named executive officers”). Information for the named executive officers is also presented for the years ended December 31, 2004 and 2003.

				Long-term
		Annual		Payouts	All Other
Name and Principal Position	Year	Salary	Bonus	LTIP (a )	Compensation (b)
James L. Gallogly	2005	$526,750	$649,490	$984,500	$41,643
President and	2004	504,200	505,479	1,343,400	31,240
Chief Executive Officer	2003	483,750	309,200	967,700	24,503

Greg G. Maxwell	2005	287,037	210,864	247,100	21,574
Senior Vice President,	2004	252,588	203,775	387,200	15,379
Chief Financial Officer and Controller	2003	231,196	120,256	204,200	11,531

Greg C. Garland Senior Vice President, Planning & Specialty Products	2005 2004 2003	312,125 295,175 279,107	230,033 243,838 157,618	254,700 444,400 288,100	19,908 18,148 14,071

Craig B. Glidden Senior Vice President, Legal and Public Affairs, General Counsel and Secretary	2005 2004 2003	319,292 308,710 298,637	237,362 214,848 116,042	275,100 487,000 352,300	25,430 19,209 15,162

Tim G. Taylor Senior Vice President, Olefins & Polyolefins	2005 2004 2003	317,958 303,762 291,284	294,175 229,424 126,994	321,600 572,400 414,700	25,141 18,814 14,797

(a)          Information for 2005 represents Strategic Performance (SP) awards earned in 2005 for the completed 2003-2005 performance cycle that will be paid in 2006. As of the date of this report, Relative Performance (RP) awards earned and payable for the 2003-2005 performance cycle have not been determined and are not included in the table. Information for 2004 represents RP and SP awards earned in 2004 for the completed 2002-2004 performance cycle that were paid in 2005 (information for 2004 as presented in the 2004 Annual Report on Form 10-K included only SP awards, as the RP award amounts had not been determined). Information for 2003 represents RP and SP awards earned in 2003 for the completed 2001-2003 performance cycle that were paid in 2004.

(b)         During 2005, Messrs. Gallogly, Maxwell, Garland, Glidden and Taylor received company contributions to their savings plan accounts of $40,957, $21,206, $19,502, $25,014 and $24,727, respectively, and life insurance premiums of $686, $368, $406, $416 and $414, respectively, were paid on their behalf.

Option Grants and Options Exercised During 2005

CPChem does not grant options to purchase securities of CPChem to its employees or directors. Accordingly, there were no such options granted or exercised during 2005 nor were any such options outstanding as of December 31, 2005.

Long-Term Incentive Plans

In December 2005, the Long-Term Incentive Plan of Chevron Phillips Chemical Company LLC (the “LTIP”) for selected key employees was amended and restated, effective January 1, 2005. Prior to the amendment and restatement, participants were eligible for two types of awards: Relative Performance (RP) awards and Strategic Performance (SP) awards. After the amendment and restatement, grants of RP awards are no longer available under the LTIP for performance cycles beginning on or after January 1, 2006. The amendment and restatement had no effect on participants’ rights or CPChem’s obligations with respect to grants of RP awards then outstanding.

In lieu of RP award grants that will no longer be available under the LTIP, the Relative Performance Value Plan of Chevron Phillips Chemical Company LLC (the “RPV Plan”) was adopted effective January 1, 2006. The RPV Plan provides for the granting of Relative Performance Value (RPV) awards to certain key eligible employees of the Company. Any final RPV award amount earned by a participant will be automatically deferred into the Chevron Phillips Chemical Company LP Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Compensation Committee of the Board of Directors of CPChem (the “Compensation Committee”) has the sole discretion to determine which employees receive RPV and SP awards.

The Compensation Committee sets target RPV and SP award amounts for a performance cycle at the time the annual RPV and SP awards are granted. RPV awards are generally based on the Company’s relative performance during the performance cycle and the stock prices of Chevron and ConocoPhillips (collectively, the “members”) at the end of the performance cycle, as adjusted by the Compensation Committee at its discretion. SP awards are based on CPChem’s strategic performance as compared to defined strategic objectives as selected by the Compensation Committee. Amounts paid under each type of award are determined at the end of each performance cycle, which is typically three years. The Compensation Committee has the sole discretion to determine the amounts payable, if any, under each type of award.

LTIP Awards in 2005

	Award	Target	Performance Period Until	Estimated Future Payouts Under Non-Stock-Price-Based Plans
Name	Type	Award	Payout	Threshold	Target	Maximum

James L. Gallogly	RP	$644,900	12/31/2007	$—	$644,900	$1,289,800
	SP	644,900	12/31/2007	—	644,900	1,289,800

Greg G. Maxwell	RP	178,100	12/31/2007	—	178,100	356,200
	SP	178,100	12/31/2007	—	178,100	356,200

Greg C. Garland	RP	189,900	12/31/2007	—	189,900	379,800
	SP	189,900	12/31/2007	—	189,900	379,800

Craig B. Glidden	RP	196,000	12/31/2007	—	196,000	392,000
	SP	196,000	12/31/2007	—	196,000	392,000

Tim G. Taylor	RP	233,100	12/31/2007	—	233,100	466,200
	SP	233,100	12/31/2007	—	233,100	466,200

Relative Performance Awards for the 2003 - 2005 Performance Cycle Under the LTIP

On August 11, 2003, the Compensation Committee approved the grant of RP awards to certain executives, including the named executive officers. According to the terms of the grant, each of those executives is entitled to earn between 0% and 200% of such executive’s respective target RP award depending on performance measures achieved during the three year performance cycle beginning January 1, 2003 and ending December 31, 2005, as determined by the Compensation Committee at the end of the performance cycle. Target RP awards are set as a percentage of such executive’s base salary at the time of the grant, with the percentage differing based upon the executive’s grade level. The payment of any RP award amount, once determined, will be made in 2006.

The performance measures for the RP awards consist of: (1) earnings before interest, taxes and depreciation (EBITDA) divided by total assets; (2) a comparison of CPChem’s financial performance relative to a peer group of companies; and/or (3) economic value added.

2006 Executive Compensation Awards

Relative Performance Value Awards for the 2006 - 2008 Performance Cycle Under the LTIP

On February 24, 2006, the Compensation Committee approved the grant of RPV awards to certain executives, including the named executive officers. According to the terms of the grant, each of those executives is entitled to earn between 0% and 200% of such executive’s respective target RPV award depending on performance measures achieved during the three year performance cycle beginning January 1, 2006 and ending December 31, 2008 and the members’ stock prices, as adjusted by the Compensation Committee at their discretion at the end of the performance cycle. Target RPV awards are set as a percentage of such executive’s base salary at the time of the grant, with the percentage differing based upon the executive’s grade level. Any RPV award amount, once determined, will be automatically deferred into the Deferred Compensation Plan in 2009.

The performance measures for the RPV awards consist of: (1) EBITDA divided by total assets; (2) a comparison of CPChem’s financial performance relative to a peer group of companies; and/or (3) economic value added.

Strategic Performance Awards for the 2006 - 2008 Performance Cycle Under the LTIP

On February 24, 2006, the Compensation Committee approved the grant of SP awards to certain executives, including the named executive officers. According to the terms of the grant, each of those executives is entitled to earn between 0% and 200% of such executive’s respective SP award depending on performance measures achieved during the three year performance cycle beginning January 1, 2006 and ending December 31, 2008, as determined by the Compensation Committee at the end of the performance cycle. Target SP awards are set as a percentage of such executive’s base salary at the time of the grant, with the percentage differing based upon the executive’s grade level. The payment of any SP award amount, once determined, will be made in 2009.

The performance measures for the SP awards consist of: (1) gap closure/synergies; (2) major project management; (3) portfolio management; (4) effective management of capital projects; (5) unit cost reductions versus baseline measurements; (6) reliability versus baseline measurements, and/or (7) achievement of effective growth goals.

2006 Target Awards Pursuant to the Annual Incentive Plan

On February 24, 2006, the Compensation Committee approved the grant of target awards to certain executives, including the named executive officers. Target awards are measured as a percentage of such executive’s base salary at December 31, 2006, with the percentage differing based upon the executive’s grade level. Each of those executives is entitled to earn between 0% and 200% of such executive’s target award depending on performance measures achieved under CPChem’s Employee Incentive Program (EIP) during the year ending December 31, 2006, as determined by the Compensation Committee. The payment of any target award amount, once determined, will be made in 2007.

The performance measures for the EIP consist of corporate-wide measures and award unit measures. Corporate wide-measures consist of: (1) safety; (2) EBITDA; and (3) operating expenses. Award unit measures, which may vary depending on the executive, consist of (1) safety; (2) earnings; (3) expenses; (4) key projects; and (5) customer satisfaction.

Pension Plans

Retirement Plan

CPChem’s retirement plan is a defined benefit plan and covers most U.S.-based employees. Eligible employees automatically participate in the plan and began accruing benefits from January 1, 2001 or their first day of employment if employed after that date. Eligible employees become fully vested in their retirement benefits after five years of service with CPChem, including prior service with Chevron or ConocoPhillips or their affiliates, if applicable. Retirement benefits are based on two types of credits: a career average pay benefit and a variable annuity benefit. For the career average pay benefit, each year employees receive an annual credit equal to 1.5% of eligible compensation for that year. The variable annuity benefit is the second component of the retirement plan and is made up of a monthly credit equal to 1% of each eligible employee’s compensation for that month. Discretionary increases to the career average pay benefit and/or the variable annuity benefit may be approved by the Compensation Committee from time to time provided CPChem’s performance metrics support the additional cost. Upon retirement, the accrued benefit may be paid as a lump sum payment or converted to a monthly benefit. If a lump sum payment is elected, that payment may be rolled over to an individual retirement account or individual retirement annuity of another employer’s plan.

If an employee leaves CPChem for any reason prior to retirement and is vested, the accrued benefit may either be paid out at that time in accordance with the options described above or remain in the plan until the individual’s early or normal retirement date, at which time the accrued benefit may be paid out as a lump sum or converted to a monthly benefit. Eligible employees that joined CPChem from either Chevron or ConocoPhillips on January 1, 2001 may receive certain adjustments, or “uplifts,” to their retirement benefit which are intended to (1) make up for pay increases that would have been added to their retirement benefit had they stayed at Chevron or ConocoPhillips, and (2) approximate the extent to which their continued employment at Chevron or ConocoPhillips would have resulted in a more favorable early retirement factor.

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

Estimated Retirement Benefits

The estimated annual benefits payable upon retirement at normal retirement age (defined in the retirement plans as age 65) for each of the named executive officers are as follows:

Name	Estimated Annual Retirement Benefits

James L. Gallogly	$268,435
Greg G. Maxwell	161,603
Greg C. Garland	179,713
Craig B. Glidden	110,485
Tim G. Taylor	144,848

Director Compensation

No director of CPChem receives any additional compensation for their service as directors.

Employment Agreements

None of the named executive officers have employment, termination of employment, or change in control agreements with CPChem.

Compensation Committee Interlocks and Insider Participation

Mr. Lowe, who currently serves as Executive Vice President, Planning, Strategy and Corporate Affairs for ConocoPhillips, served as a voting member of the Compensation Committee during 2005. Ms. Yarrington, who currently serves as Vice President, Policy, Government and Public Affairs at Chevron, also served as a voting member of the Compensation Committee during 2005. Mr. Gallogly and Mr. Don F. Kremer, Vice President, Human Resources, served as non-voting members of the Compensation Committee during 2005. Neither Mr. Lowe nor Ms. Yarrington has served as an officer or employee of CPChem or any of its subsidiaries.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

CPChem is a limited liability company, owned 50% each by Chevron and ConocoPhillips either directly or indirectly through their wholly owned subsidiaries. The ownership interests in CPChem as of the date of this report are as follows:

Name and Address of Owner	Title of Class	Percentage of Ownership
Chevron

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

Item 13.   Certain Relationships and Related Transactions

CPChem believes that all of the related transactions described below are on terms substantially no more favorable than those that would have been agreed upon with third parties on an arm’s-length basis. See Part II - Item 8. Financial Statements and Supplementary Data – Notes 3, 9 and 15 for information regarding aggregate amounts paid in transactions with affiliated parties.

Services Agreements. CPChem is a party to agreements with Chevron and ConocoPhillips, under which they provide CPChem with personnel, equipment and technology primarily for research, technology development, laboratory services, and engineering and project management support. Chevron and ConocoPhillips charge CPChem for these services according to the rates agreed upon in these services agreements. CPChem has also entered into other agreements with affiliates of Chevron and ConocoPhillips that cover the provision of additional services including, but not limited to, procurement and pipeline operating services.

Intellectual Property Agreements. In connection with the formation of the company, CPChem entered into a Tradename License Agreement with Chevron and ConocoPhillips, a General Trademark Assignment Agreement with ConocoPhillips, and separate Intellectual Property Agreements with each, assigning or exclusively licensing rights to certain intellectual property owned by Chevron and ConocoPhillips.

Common Facility Operating Agreements. CPChem is a party to common facilities operating agreements with ConocoPhillips and Chevron related to the operation of the chemical facilities located within or near their refineries at Sweeny, Borger and Pascagoula.

Supply and Feedstock Agreements. CPChem is a party to supply agreements with Chevron and ConocoPhillips under which CPChem purchases various products produced in certain of their refineries. In addition, CPChem is a party to agreements with ConocoPhillips and Duke Energy Field Services LLC (an affiliate of ConocoPhillips) under which they supply CPChem with certain natural gas liquid feedstocks. Chevron and ConocoPhillips also purchase various products that CPChem produces in its chemical facilities.

Sales Agency Agreements. CPChem is a party to sales agency agreements with ConocoPhillips under which it markets and sells certain chemical products produced by ConocoPhillips at its Borger and Sweeny refineries.

Polyethylene Pipe. CPChem’s Performance Pipe division sells polyethylene pipe to Chevron and ConocoPhillips.

Specialty Products. CPChem’s Specialty Chemicals division sells specialty and reference fuels, gas odorants, sulfiding agents and extractive solvents to Chevron and ConocoPhillips.

Item 14.   Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by CPChem’s independent auditor, Ernst & Young LLP, were as follows:

	Years ended December 31,
Dollars	2005	2004
Audit fees (a)	$1,058,115	$872,100
Audit-related fees (b)	141,391	160,397
Tax fees (c)	92,411	72,895
All other fees (d)	—	243
Total fees	$1,291,917	$1,105,635

(a)          Audit fees represent fees billed for professional services rendered for the audits of CPChem’s annual consolidated financial statements, statutory audits of CPChem’s subsidiaries, reviews of documents filed with the SEC and comfort letters.

(b)         Audit-related fees represent fees billed for professional services rendered for audits of employee benefit plans, attest services and certain accounting consultations.

(c)          Tax fees represent fees billed for professional services rendered for tax planning, tax advice and tax compliance.

(d)         All other fees represent charges for training seminars sponsored by Ernst & Young LLP.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)                    The financial statements listed in the Index to Financial Statements on page 32 are filed as part of this annual report.

(a)(2)                    The following schedule is presented as required. All other schedules are omitted because the information is not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

Chevron Phillips Chemical Company LLC
Schedule II – Valuation and Qualifying Accounts

Millions	Allowance for Doubtful Accounts (a,b)	Deferred Income Tax Valuation Allowance (a,c)
Balance on December 31, 2002	$7	$181
Additions	4	9
Deductions	(4)	—
Balance on December 31, 2003	7	190
Additions	3	1
Deductions	(3)	—
Balance on December 31, 2004	7	191
Additions	8	2
Deductions	(1)	—
Balance on December 31, 2005	$14	$193

(a)  Additions were charged to expense.

(b)  Deductions represent receivables written off less recoveries, if any.

(c)  Additions were generally offset by tax benefits of related losses.

(a)(3)                    The exhibits listed in the Index of Exhibits on pages 117 and 118 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: February 27, 2006	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 27, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ James L. Gallogly	President and Chief Executive Officer
James L. Gallogly

/s/ Greg G. Maxwell	Senior Vice President,
Greg G. Maxwell	Chief Financial Officer and Controller

/s/ John E. Lowe	Director
John E. Lowe

/s/ Jim W. Nokes	Director
Jim W. Nokes

/s/ Patricia E. Yarrington	Director
Patricia E. Yarrington

/s/ Gary G. Yesavage	Director
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

INDEX OF EXHIBITS

Exhibit No.	Document

3.1	Certificate of Formation of Chevron Phillips Chemical Company LLC, dated May 23, 2000 (Exhibit No. 3.1 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001)

3.2	Certificate of Limited Partnership of Chevron Phillips Chemical Company LP, dated April 26, 2000 (Exhibit No. 3.2 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001)

3.3

Certificate of Amendment to Certificate of Limited Partnership of Chevron Phillips Chemical Company LP, dated May 23, 2000 (Exhibit No. 3.3 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001)

3.4

Second Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated July 1, 2002, by and between ChevronTexaco Corporation, Phillips Petroleum Company, Chevron U.S.A. Inc., Phillips Chemical Holdings Company, WesTTex 66 Pipeline Company and Phillips Petroleum International Corporation (Exhibit No. 3.4 to CPChem’s Registration Statement on Form S-4 dated August 6, 2002)

3.5	Agreement of Limited Partnership of Chevron Phillips Chemical Company LP, dated April 26, 2000 (Exhibit No. 3.5 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001)

4.1

Indenture, dated as of March 19, 2001 between Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Issuers, and The Bank of New York as Trustee (Exhibit No. 4.1 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001)

10.1

Contribution Agreement by and among Phillips Petroleum Company, Chevron Corporation and Chevron Phillips Chemical Company LLC, dated May 23, 2000 (Exhibit No. 10.1 to CPChem’s Registration Statement on Form S-4/A dated May 10, 2001)

10.2

Letter Agreement dated July 5, 2001, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC (Exhibit No. 10.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.3

Letter Agreement dated February 24, 2003, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC (Exhibit No. 10.3 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2002)

*+10.4	Chevron Phillips Chemical Company LP Executive Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005)

INDEX OF EXHIBITS (continued)

Exhibit No.	Document

*+10.5	Chevron Phillips Chemical Company LP Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005)

*+10.6	Long-Term Incentive Plan of Chevron Phillips Chemical Company LLC (as Amended and Restated Effective January 1, 2005)

*+10.7	Annual Incentive Plan of Chevron Phillips Chemical Company LLC (As Amended and Restated Effective January 1, 2005)

10.8

Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi Ltd., and certain lenders from time to time thereto, dated as of July 30, 2004 (Exhibit No. 10.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

+10.9	Chevron Phillips Chemical Company LP Executive Financial Planning Program (Exhibit No. 10.9 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2004)

*+10.10	Relative Performance Value Plan of Chevron Phillips Chemical Company LLC (As Amended)

*+10.11	Offer of Employment Letter, dated as of February 8, 2006, between Chevron Phillips Chemical Company LP and Raymond I. Wilcox

*21.1	Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

* Filed herewith.

+ Represents a management contract or compensatory plan or arrangement.