Form 10-Q
period 2006-03-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2006-05-02
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
Millions	2006	2005
Revenue
Net sales	$2,799	$2,640
Equity in income of affiliates, net	52	50
Other income	70	26
Total revenue	2,921	2,716

Costs and Expenses
Cost of goods sold	2,367	2,191
Selling, general and administrative	100	106
Research and development	10	10
Total costs and expenses	2,477	2,307

Income Before Interest and Taxes	444	409

Interest income	5	4
Interest expense	(18)	(20)

Income Before Taxes	431	393

Income taxes	(7)	(4)

Net Income	424	389

Distributions on members’ preferred interests	—	(2)

Income Attributed to Members’ Interests	$424	$387

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
Millions	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$34	$40
Accounts receivable, net	1,378	1,393
Inventories
Finished goods and raw materials	756	720
Materials, supplies and other	59	56
Total inventories	815	776
Other current assets	52	66
Total current assets	2,279	2,275

Property, plant and equipment, net	3,551	3,580
Investments in and advances to affiliates	1,102	1,057
Other assets and deferred charges	55	48

Total Assets	$6,987	$6,960

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$915	$1,017
Accrued income and other taxes	45	64
Secured borrowings and other debt	105	105
Accrued distributions to members	362	302
Other current liabilities and deferred credits	126	169
Total current liabilities	1,553	1,657

Long-term debt	1,228	1,186
Other liabilities and deferred credits	106	87

Total liabilities	2,887	2,930

Members’ capital	4,062	4,000
Accumulated other comprehensive income	38	30
Total members’ equity	4,100	4,030

Total Liabilities and Members’ Equity	$6,987	$6,960

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
Millions	2006	2005
Cash Flows From Operating Activities
Net income	$424	$389
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	72	69
Undistributed equity in income of affiliates, net	(52)	(50)
Changes in operating working capital	(174)	(123)
Other operating cash flow activity	—	7
Net cash flows provided by operating activities	270	292

Cash Flows From Investing Activities
Capital and investment expenditures	(35)	(33)
Advance repayment from Qatar Chemical Company Ltd. (Q-Chem)	15	—
Proceeds from the sale of assets	5	—
Net cash flows used in investing activities	(15)	(33)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	41	(125)
Redemptions of members’ preferred interests	—	(75)
Distributions on members’ preferred interests	—	(2)
Other distributions to members	(302)	(64)
Net cash flows used in financing activities	(261)	(266)

Net Decrease in Cash and Cash Equivalents	(6)	(7)
Cash and Cash Equivalents at Beginning of Period	40	63

Cash and Cash Equivalents at End of Period	$34	$56

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.   General Information

The company, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar, Mexico and Belgium. Chevron Phillips Chemical Company LLC is owned 50% each by Chevron Corporation (Chevron) and ConocoPhillips (collectively, the “members”).

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005. The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation. Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation. Results for the periods presented in this report are not necessarily indicative of future financial performance.

Note 2.   Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  The statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring that such costs be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. CPChem implemented the provisions of SFAS No. 151 effective January 1, 2006. Implementation of this standard did not impact consolidated results of operations, financial position or liquidity.

In September 2005, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  In situations in which one inventory transaction is entered into in contemplation of another inventory transaction in the same line of business with the same counterparty, the two inventory transactions are deemed to be a single non-monetary exchange transaction. It was determined that such transactions should generally be recognized at the carrying amount of the inventory transferred. For CPChem, the provisions of EITF Issue No. 04-13 were effective April 1, 2006. CPChem believes that implementation of EITF Issue No. 04-13 will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.   Comprehensive Income

	Three months ended March 31,
Millions	2006	2005
Net income	$424	$389
Foreign currency translation adjustments	8	(7)
Comprehensive income	$432	$382

Note 4.   Business Interruption Insurance Partial Payment

CPChem recognized $39 million of Other Income in the first quarter of 2006 related to the recognition of a payment commitment from insurers towards CPChem’s business interruption insurance claim attributable to losses sustained from Hurricane Rita in 2005. This amount is included in Accounts Receivable at March 31, 2006.

Note 5.   Postretirement Benefits Information

CPChem expects to contribute approximately $40 million to its pension plans for pension benefits during 2006. There were no contributions to the pension plans in the first quarters of 2006 or 2005.

Net periodic benefit costs for pension and other postretirement benefits follow:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
Millions	2006	2005	2006	2005
Service cost on benefits earned	$8	$6	$1	$—
Interest cost on projected benefit obligations	6	5	2	1
Expected return on plan assets	(5)	(4)	(1)	—
Amortization of prior service costs	4	3	1	1
Net periodic benefit cost	$13	$10	$3	$2

Note 6.   Taxes

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

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income. At March 31, 2006, Accrued Distributions to Members included $137 million of tax distributions that will be paid in the second quarter of 2006. At December 31, 2005, $122 million of tax distributions were accrued and were paid in the first quarter of 2006.

Note 7.   Investments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem) is a 49%-owned joint venture company that owns a petrochemical complex in Mesaieed, Qatar. Prior to achieving project completion, CPChem made certain advances to Q-Chem under a subordinated loan agreement. In addition, CPChem agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service payments on Q-Chem’s senior bank financing. CPChem also agreed to loan funds to Q-Chem through December 2006 if there is insufficient cash to make Q-Chem’s targeted debt service payments. This loan would be limited to the amount of lost operating margins resulting from sales volumes being less than design capacity, or the actual cash deficiency, whichever is less. CPChem believes it is unlikely that funding under these support agreements will be required.

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem previously described are subordinate to Q-Chem’s senior bank debt. Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination. Outstanding advances to Q-Chem, including accrued interest, under the subordinated loan agreement totaled $258 million at March 31, 2006 and $273 million at December 31, 2005. As it applies to CPChem, Q-Chem is not considered to be a variable interest entity (VIE) under the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46(R)).

Qatar Chemical Company II Ltd. (Q-Chem II)

CPChem and Qatar Petroleum announced plans in 2001 for the development of a petrochemical project in Mesaieed, Qatar. The planned polyethylene and normal alpha olefins plants will be owned by Qatar Chemical Company II Ltd. (Q-Chem II), an equity affiliate that is owned 49% by CPChem and 51% by Qatar Petroleum. Both plants will be located on a site adjacent to the existing complex owned by Qatar Chemical Company Ltd. (Q-Chem). In connection with this project, CPChem and Qatar Petroleum (the “co-venturers”) entered into a separate agreement in 2002 with Total Petrochemicals and Qatar Petrochemical Company Ltd., establishing a joint venture to develop an ethylene cracker in Ras Laffan Industrial City, Qatar. The cracker will provide ethylene feedstock via pipeline to the plants.

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

Effective with the financial closing of the Q-Chem II project in November 2005, the following commitments and guarantees were granted:

Under the terms of the financing agreements, funding available from the senior debt is limited to 70% of project costs, as defined, or $1.478 billion, whichever is lower. Principal and accrued interest outstanding under the commercial bank loans and the loan from the export credit agency totaled $61 million at March 31, 2006 and $48 million at December 31, 2005. The co-venturers are obligated to each fund their pro rata ownership share of Q-Chem II’s share of project costs that are not funded by senior debt and operating cash flow through equity contributions and non-interest-bearing subordinated loans, subject to stated maximum amounts for each co-venturer. After these amounts are reached, additional project costs, if any, related to Q-Chem II’s share of total project costs will be funded by an interest-bearing subordinated loan from CPChem. These funding obligations terminate upon achieving project completion, as defined in the financing agreements.

Under the terms of completion guarantees in the financing agreements, each co-venturer, on a pro rata basis, has guaranteed the periodic debt service requirements of the senior debt until project completion is achieved. In addition, upon the occurrence of certain defined events prior to project completion, or if project completion has not occurred by June 30, 2011, the senior debt lenders will have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest on the senior debt. CPChem believes it is unlikely that performance under these guarantees will be required.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to Q-Chem II totaled $3 million at both March 31, 2006 and December 31, 2005. The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP) is a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia. The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, have each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency. These loans totaled $5 million at March 31, 2006 and $12 million at December 31, 2005. CPChem believes it is unlikely that funding under this guarantee will be required. As it applies to CPChem, SCP is not considered to be a VIE under the provisions of FIN No. 46(R).

Jubail Chevron Phillips Company

Jubail Chevron Phillips Company (JCP), a joint venture company, was formed in 2003 to develop an integrated styrene facility in Al Jubail, Saudi Arabia. Construction of the JCP facility is in conjunction with an expansion of SCP’s benzene plant, together called “the JCP project.”  Construction began in the fourth quarter of 2004 and operational start-up is anticipated in late 2007. It is estimated that project completion, as defined in the JCP project’s financing agreements, will be achieved in the first half of 2008. As it applies to CPChem, JCP is not considered to be a VIE under the provisions of FIN No. 46(R).

The JCP project is being financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”). Principal and accrued interest outstanding under the commercial bank loans and the loan from the first governmental agency totaled $325 million at March 31, 2006 and $266 million at December 31, 2005. Amounts outstanding under the loan agreements with the second governmental agency totaled $31 million at March 31, 2006. No amounts were outstanding with this agency at December 31, 2005.

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

Under the terms of completion guarantees, if project completion has not occurred by March 31, 2009, the commercial bank lenders and the first Saudi Arabian governmental agency will have the right to demand from each JCP co-venturer, on a pro rata basis, funds to cover the periodic debt service requirements associated with the JCP project that become due and payable after March 31, 2009 until project completion is achieved. Furthermore, if project completion has not occurred by March 31, 2010, they will have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP project totaled $10 million at March 31, 2006 and $11 million at December 31, 2005. The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates. CPChem believes it is unlikely that performance under any of the guarantees will be required. However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Summarized Financial Information

In accordance with the SEC’s rules pertaining to equity investments that are deemed to be “significant” during any of the periods presented, summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Three months ended March 31,
Millions	2006	2005
Q-Chem
Revenues	$141	$130
Income before income taxes	77	66
Net income	56	47

Saudi Chevron Phillips Company
Revenues	200	163
Income before income taxes	68	68
Net income	68	68

All others in the aggregate
Revenues	276	287
Income before income taxes	(1)	15
Net income	(2)	13

Note 8.   Trade Receivables Securitization

CPChem had secured borrowings outstanding totaling $100 million at both March 31, 2006 and December 31, 2005 under a trade receivables securitization agreement. These borrowings are classified as short-term and were secured by $748 million and $821 million of trade receivables, respectively. The trade receivables securitization agreement expires in May 2006. CPChem has commitments from banks, subject to final documentation, to renew the receivables securitization agreement through May 2007.

Note 9.   Contingent Liabilities

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

Other than the matters discussed below and based on currently available information, CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

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

See also Note 7 for a discussion of certain guarantees related to CPChem’s equity investments.

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

Note 11. Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended March 31, 2006
Net sales – external	$1,968	$676	$155	$—	$2,799
Net sales – inter-segment	81	1	1	(83)	—
Income before interest & taxes	416	—	23	5	444

Three months ended March 31, 2005
Net sales – external	1,647	861	132	—	2,640
Net sales – inter-segment	85	1	—	(86)	—
Income (loss) before interest & taxes	302	93	15	(1)	409

Total assets – March 31, 2006	4,273	2,089	512	113	6,987
Total assets – December 31, 2005	4,333	1,997	504	126	6,960

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2006

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,561	$351	$(113)	$2,799
Equity in income (loss) of affiliates, net	441	(2)	409	(796)	52
Other income	—	58	36	(24)	70
Total revenue	441	2,617	796	(933)	2,921

Costs and Expenses
Cost of goods sold	—	2,154	320	(107)	2,367
Selling, general and administrative	—	105	25	(30)	100
Research and development	—	10	—	—	10
Total costs and expenses	—	2,269	345	(137)	2,477

Income Before Interest and Taxes	441	348	451	(796)	444

Interest income	—	8	5	(8)	5
Interest expense	(16)	—	(10)	8	(18)

Income Before Taxes	425	356	446	(796)	431

Income taxes	(1)	(1)	(5)	—	(7)

Net Income	$424	$355	$441	$(796)	$424

Note 12. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,361	$485	$(206)	$2,640
Equity in income (loss) of affiliates, net	407	(1)	368	(724)	50
Other income	—	17	29	(20)	26
Total revenue	407	2,377	882	(950)	2,716

Costs and Expenses
Cost of goods sold	—	1,943	445	(197)	2,191
Selling, general and administrative	—	105	30	(29)	106
Research and development	—	10	—	—	10
Total costs and expenses	—	2,058	475	(226)	2,307

Income Before Interest and Taxes	407	319	407	(724)	409

Interest income	—	3	4	(3)	4
Interest expense	(18)	—	(5)	3	(20)

Income Before Taxes	389	322	406	(724)	393

Income taxes	—	(1)	(3)	—	(4)

Net Income	389	321	403	(724)	389

Distributions on members’ preferred interests	(2)	—	—	—	(2)

Income Attributed to Members’ Interests	$387	$321	$403	$(724)	$387

Note 12. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

March 31, 2006

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$5	$29	$—	$34
Accounts receivable, net	16	1,262	1,086	(986)	1,378
Inventories	—	608	207	—	815
Other current assets	2	41	9	—	52
Total current assets	18	1,916	1,331	(986)	2,279

Property, plant and equipment, net	—	3,293	258	—	3,551
Investments in and advances to affiliates	5,819	66	5,352	(10,135)	1,102
Other assets and deferred charges	18	39	26	(28)	55

Total Assets	$5,855	$5,314	$6,967	$(11,149)	$6,987

Current liabilities
Accounts payable	$192	$773	$936	$(986)	$915
Secured borrowings and other debt	—	1	104	—	105
Other current liabilities and deferred credits	373	136	24	—	533
Total current liabilities	565	910	1,064	(986)	1,553

Long-term debt	1,221	7	—	—	1,228
Other liabilities and deferred credits	7	88	39	(28)	106

Total liabilities	1,793	1,005	1,103	(1,014)	2,887

Members’ capital	4,062	4,310	5,825	(10,135)	4,062
Accumulated other comprehensive income (loss)	—	(1)	39	—	38
Total members’ equity	4,062	4,309	5,864	(10,135)	4,100

Total Liabilities and Members’ Equity	$5,855	$5,314	$6,967	$(11,149)	$6,987

Note 12. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

December 31, 2005

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$19	$21	$—	$40
Accounts receivable, net	58	1,104	1,000	(769)	1,393
Inventories	—	613	163	—	776
Other current assets	1	57	8	—	66
Total current assets	59	1,793	1,192	(769)	2,275

Property, plant and equipment, net	—	3,322	258	—	3,580
Investments in and advances to affiliates	5,485	69	5,028	(9,525)	1,057
Other assets and deferred charges	19	37	20	(28)	48

Total Assets	$5,563	$5,221	$6,498	$(10,322)	$6,960

Current liabilities
Accounts payable	$63	$913	$810	$(769)	$1,017
Secured borrowings and other debt	—	1	104	—	105
Other current liabilities and deferred credits	314	198	23	—	535
Total current liabilities	377	1,112	937	(769)	1,657

Long-term debt	1,179	7	—	—	1,186
Other liabilities and deferred credits	7	70	38	(28)	87

Total liabilities	1,563	1,189	975	(797)	2,930

Members’ capital	4,000	4,033	5,492	(9,525)	4,000
Accumulated other comprehensive income (loss)	—	(1)	31	—	30
Total members’ equity	4,000	4,032	5,523	(9,525)	4,030

Total Liabilities and Members’ Equity	$5,563	$5,221	$6,498	$(10,322)	$6,960

Note 12. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2006

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$424	$355	$441	$(796)	$424
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	66	6	—	72
Undistributed equity in income (loss) of affiliates, net	(330)	3	(318)	593	(52)
Changes in operating working capital	170	(328)	(16)	—	(174)
Other operating cash flow activity	1	5	(6)	—	—
Net cash flows provided by operating activities	265	101	107	(203)	270

Cash Flows From Investing Activities
Capital and investment expenditures	—	(28)	(7)	—	(35)
Advance repayment from Q-Chem	—	—	15	—	15
Proceeds from the sale of assets	—	5	—	—	5
Other investing cash flow activity	(4)	—	—	4	—
Net cash flows provided by (used in) investing activities	(4)	(23)	8	4	(15)

Cash Flows From Financing Activities
Increase in commercial paper, net	41	—	—	—	41
Distributions to members	(302)	(92)	(111)	203	(302)
Contributions from members	—	—	4	(4)	—
Net cash flows used in financing activities	(261)	(92)	(107)	199	(261)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(14)	8	—	(6)
Cash and Cash Equivalents at Beginning of Period	—	19	21	—	40

Cash and Cash Equivalents at End of Period	$—	$5	$29	$—	$34

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes preceding this discussion, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

	Three months ended March 31,
Millions	2006	2005
Income (loss) before interest and taxes
Olefins & Polyolefins	$416	$302
Aromatics & Styrenics	—	93
Specialty Products	23	15
Corporate & Other	5	(1)
Consolidated	444	409
Net interest expense and income taxes	(20)	(20)
Net income	$424	$389

Net income for the three-month period ended March 31, 2006 was $424 million compared with net income of $389 million during the same three-month period in 2005. Consolidated net sales revenue was higher in the 2006 period on higher overall sales prices, partially offset by lower sales volumes. Equity earnings from affiliates remained constant, and Other Income rose in the 2006 quarter as a result of the recognition of a $39 million payment commitment from insurers towards a business interruption insurance claim attributable to losses sustained from Hurricane Rita in 2005. Cost of Goods Sold increased due to higher feedstock prices and utility costs.

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended March 31,
Millions	2006	2005
Income before interest and taxes	$416	$302

Income before interest and taxes for Olefins & Polyolefins was $416 million in the first quarter of 2006 compared with $302 million in the prior-year period, primarily due to significantly higher earnings from olefins, alpha olefins and polyethylene on improved margins. Revenues increased as a result of higher overall sales prices and volumes. Cost of Goods Sold also increased due to higher feedstock prices and utility costs. Equity earnings from affiliates were up slightly, as higher earnings from Q-Chem offset lower earnings from Phillips Sumika Polypropylene Company. Other Income rose in the 2006 quarter as a result of the recognition of a payment commitment from insurers towards a business interruption insurance claim previously described.

Aromatics & Styrenics

	Three months ended March 31,
Millions	2006	2005
Income before interest and taxes	$—	$93

Results were breakeven for Aromatics & Styrenics in the three-month period ended March 31, 2006 compared with $93 million of income before interest and taxes in the 2005 period. Earnings were lower in 2006 across most product lines, primarily from benzene and paraxylene. Earnings from benzene and paraxylene were down as a result of lower margins, lower sales volumes and operational issues at the Pascagoula, Mississippi facility. Sales revenues for Aromatics & Styrenics decreased due to lower overall sales prices and volumes. Cost of Goods Sold was also lower in 2006 due to decreased volumes, partially offset by higher utility rates and feedstock prices.

Specialty Products

	Three months ended March 31,
Millions	2006	2005
Income before interest and taxes	$23	$15

Income before interest and taxes for Specialty Products totaled $23 million in the first quarter of 2006 compared with $15 million in the first quarter of 2005. The improvement in earnings was primarily the result of increased sales volumes of Specialty Chemicals.

Corporate & Other

	Three months ended March 31,
Millions	2006	2005
Income (loss) before interest and taxes	$5		$(1)

Income before interest and taxes for Corporate and Other was $5 million in the three-month period ended March 31, 2006, compared to a $1 million loss in the three-month period in 2005. At year-end, certain employee benefit and incentive plan expenses are often accrued and held at the Corporate level and subsequently allocated to the business segments during the first quarter of the following year, which results in lower first-quarter Corporate expenses. The reduction in expenses resulting from the allocation was higher in the first quarter of 2006 as compared with the first quarter of 2005.

Outlook

Overall chemical industry sales volumes and earnings are expected to be strong in 2006. However, prices and margins for certain products could decline from recent levels due to various factors, including uncertain energy and feedstock prices, U.S. and international economic conditions, imbalances in international trade and geopolitical pressures.

At this time, the amount and timing of further reimbursements from business interruption and property damage insurance claims from 2005 hurricane activity is uncertain. However, such reimbursements may have a material positive impact to the period or periods when recorded.

Liquidity and Capital Resources

Cash balances were $34 million at March 31, 2006 and $40 million at December 31, 2005, of which $29 million and $21 million, respectively, were held by foreign subsidiaries. CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing the commercial paper program to meet its daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $270 million during the first three months of 2006, compared with $292 million during the same period in 2005. Improved earnings in the 2006 period were partially offset by a higher net increase in operating working capital.

Investing Activities

Capital and investment expenditures totaled $35 million during the first three months of 2006, compared with $33 million in the prior-year period. Approximately $22 million of 2006 expenditures was invested in Olefins & Polyolefins, $6 million in Aromatics & Styrenics, $5 million in Specialty Products and the remaining $2 million in corporate-level expenditures. Investing activities during the 2006 period also included $15 million of advance repayments from Q-Chem.

For the full year 2006, CPChem expects to invest a total of approximately $250 million in capital and investment expenditures.

Financing Activities

Cash used in financing activities totaled $261 million in the first three months of 2006 compared with $266 million in the prior-year period. Commercial paper balances outstanding increased $41 million during the first three months of 2006 compared to a $125 million decrease during the 2005 period. Financing activities in 2006 also included $122 million of distributions to members to fund their estimated federal and state income tax liabilities attributable to CPChem, compared with $39 million of such distributions in 2005. Discretionary distributions paid to members totaled $180 million in the 2006 period, compared with $25 million of such distributions in 2005. In the 2005 period, CPChem also voluntarily redeemed the remaining $75 million of outstanding members’ preferred interests and paid $2 million of distributions on members’ preferred interests. At March 31, 2006, accrued discretionary distributions to members totaled $225 million and accrued distributions to fund the members’ estimated tax liabilities totaled $137 million. These distributions will be paid in the second quarter of 2006.

CPChem had secured borrowings outstanding totaling $100 million at both March 31, 2006 and December 31, 2005 under a trade receivables securitization agreement. These borrowings are classified as short-term and were secured by $748 million and $821 million of trade receivables, respectively. The trade receivables securitization agreement expires in May 2006. CPChem has commitments from banks, subject to final documentation, to renew the receivables securitization agreement through May 2007.

CPChem believes cash requirements over the next twelve months will be funded through a combination of cash on hand, cash flows from operations and commercial paper. In addition, it is anticipated that redemption of the $500 million of 5 3/8% notes scheduled to mature in June 2007 will be funded by cash from operations and/or new debt proceeds. CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default. In addition, a change in CPChem’s credit ratings would not result in the acceleration of any existing debt obligation maturities.

Other

Contingencies. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of contingent liabilities.

New Accounting Pronouncements. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains certain “forward-looking statements.” Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates” or other words and phrases of similar meaning. Where CPChem expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Significant assumptions that, if erroneous, could cause actual results to differ materially from those expressed relate to the following factors, among others: the timing and duration of periods of expansion and contraction within the chemicals business; plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants; prices of feedstocks, energy and products; force majeure events; severe weather; accidents; labor relations; political risks; terrorist acts; war; changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof; the effects of accounting rule changes under generally accepted accounting principles promulgated by various rule-setting bodies; regulatory decisions relating to taxes, the environment and human resources; results of operations and the financial condition of equity affiliates; the global economy; results of financing efforts; and overall financial market conditions. All forward-looking statements and risk factors in this report are qualified in their entirety by the cautionary statements contained herein. Unpredictable or unknown factors not discussed herein could also have material adverse effects on such forward-looking statements. CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2005. CPChem believes its exposure to market risk has not changed materially at March 31, 2006.

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

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: May 2, 2006	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller