Form 10-Q
period 2006-06-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2006-08-02
CIK 1127399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Chevron Phillips Chemical Company LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Revenue
Net sales	$3,025	$2,484	$5,824	$5,124
Equity in income of affiliates, net	58	39	110	89
Other income	30	40	100	66
Total revenue	3,113	2,563	6,034	5,279

Costs and Expenses
Cost of goods sold	2,683	2,239	5,050	4,430
Selling, general and administrative	110	119	210	225
Research and development	10	10	20	20
Total costs and expenses	2,803	2,368	5,280	4,675

Income Before Interest and Taxes	310	195	754	604

Interest income	5	4	10	8
Interest expense	(19)	(20)	(37)	(40)

Income Before Taxes	296	179	727	572

Income taxes	(23)	(6)	(30)	(10)

Net Income	273	173	697	562

Distributions on members’ preferred interests	—	—	—	(2)

Income Attributed to Members’ Interests	$273	$173	$697	$560

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
Millions	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$47	$40
Accounts receivable, net	1,437	1,393

Inventories
Finished goods and raw materials	723	720
Materials, supplies and other	63	56
Total inventories	786	776

Other current assets	42	66
Total current assets	2,312	2,275

Property, plant and equipment, net	3,514	3,580
Investments in and advances to affiliates	1,162	1,057
Other assets and deferred charges	59	48

Total Assets	$7,047	$6,960

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$1,029	$1,017
Accrued income and other taxes	52	64
Notes payable	500	—
Secured borrowings and other debt	109	105
Accrued distributions to members	225	302
Other current liabilities and deferred credits	132	169
Total current liabilities	2,047	1,657

Long-term debt	715	1,186
Other liabilities and deferred credits	126	87

Total liabilities	2,888	2,930

Members’ capital	4,110	4,000
Accumulated other comprehensive income	49	30
Total members’ equity	4,159	4,030

Total Liabilities and Members’ Equity	$7,047	$6,960

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
Millions	2006	2005
Cash Flows From Operating Activities
Net income	$697	$562
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	144	142
Deferred income taxes	15	—
Undistributed equity in income of affiliates, net	(101)	(34)
Changes in operating working capital	(58)	(89)
Other operating cash flow activity	2	10
Net cash flows provided by operating activities	699	591

Cash Flows From Investing Activities
Capital and investment expenditures	(74)	(79)
Investments in and advances towards JCP project	(20)	(20)
Advance repayment from Qatar Chemical Company Ltd. (Q-Chem)	25	—
Advance repayment from Saudi Chevron Phillips Company	4	9
Proceeds from the sale of assets	4	—
Net cash flows used in investing activities	(61)	(90)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	28	(221)
Decrease in secured borrowings, net	—	(50)
Increase in other debt, net	5	3
Redemptions of members’ preferred interests	—	(75)
Distributions on members’ preferred interests	—	(2)
Other distributions to members	(664)	(189)
Net cash flows used in financing activities	(631)	(534)

Net Increase (Decrease) in Cash and Cash Equivalents	7	(33)
Cash and Cash Equivalents at Beginning of Period	40	63

Cash and Cash Equivalents at End of Period	$47	$30

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

Note 2.  Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  The statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring that such costs be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  CPChem implemented the provisions of SFAS No. 151 effective January 1, 2006.  Implementation of this standard did not materially impact consolidated results of operations, financial position or liquidity.

In September 2005, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  In situations in which one inventory transaction is entered into in contemplation of another inventory transaction in the same line of business with the same counterparty, the two inventory transactions are deemed to be a single non-monetary exchange transaction.  It was determined that such transactions should generally be recognized at the carrying amount of the inventory transferred.  CPChem implemented the provisions of EITF Issue No. 04-13 effective April 1, 2006.  Implementation of EITF Issue No. 04-13 did not materially impact consolidated results of operations, financial position or liquidity.

In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  For CPChem, the provisions of FIN No. 48 are effective January 1, 2007.  CPChem is evaluating what impact FIN No. 48 will have, but currently believes that its implementation will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.  Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Net income	$273	$173	$697	$562
Foreign currency translation adjustments	11	(13)	19	(20)
Comprehensive income	$284	$160	$716	$542

Note 4.  Business Interruption Insurance Partial Payment

CPChem recognized $39 million of Other Income in the first quarter of 2006 related to the recognition of a payment commitment from insurers towards CPChem’s business interruption insurance claim attributable to losses sustained from Hurricane Rita in 2005.  The funds were received in the second quarter of 2006.

Note 5.  Postretirement Benefits Information

CPChem expects to contribute approximately $95 million to its pension plans for pension benefits during 2006.  Contributions totaling $20 million were made during the first half of 2005.   There were no contributions to the pension plans in the first half of 2006.

Net periodic benefit costs for pension and other postretirement benefits follow:

	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Pension Benefits
Service cost on benefits earned	$9	$7	$17	$13
Interest cost on projected benefit obligations	6	6	12	11
Expected return on plan assets	(6)	(6)	(11)	(10)
Amortization of prior service costs	4	3	8	6
Net periodic benefit cost	$13	$10	$26	$20

Other Postretirement Benefits
Service cost on benefits earned	$—	$1	$1	$1
Interest cost on projected benefit obligations	1	1	3	2
Expected return on plan assets	(1)	(1)	(2)	(1)
Amortization of prior service costs	1	—	2	1
Net actuarial loss	1	1	1	1
Net periodic benefit cost	$2	$2	$5	$4

Note 6.  Taxes

CPChem is treated as a flow-through entity for federal income tax and for most state income tax purposes whereby each member is taxable on its respective share of income, and tax-benefited on its respective share of loss.  However, CPChem is liable for certain state income and franchise taxes, for federal income taxes of separate taxable legal entities and for foreign taxes incurred directly or indirectly by CPChem.  CPChem follows the liability method of accounting for these income taxes.

In June 2006, CPChem recorded deferred tax liabilities totaling $15 million, primarily the result of new tax legislation in Texas.  That legislation revised the existing franchise tax and will be applicable to all CPChem domestic operations, as apportioned to Texas, in 2007.  Accounting rules require that, if applicable, the effect be recorded upon the enactment of new legislation.

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income.  At June 30, 2006, Accrued Distributions to Members included $125 million of tax distributions that will be paid in the third quarter of 2006.  At December 31, 2005, $122 million of tax distributions were accrued and subsequently paid in the first quarter of 2006.

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

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem previously described are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.  Outstanding advances to Q-Chem, including accrued interest, under the subordinated loan agreement totaled $249 million at June 30, 2006 and $273 million at December 31, 2005.  As it applies to CPChem, Q-Chem is not considered to be a variable interest entity (VIE) under the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46(R)).

Qatar Chemical Company II Ltd. (Q-Chem II)

CPChem and Qatar Petroleum announced plans in 2001 for the development of a petrochemical project in Mesaieed, Qatar.  The planned polyethylene and normal alpha olefins plants will be owned by Qatar Chemical Company II Ltd. (Q-Chem II), an equity affiliate that is owned 49% by CPChem and 51% by Qatar Petroleum.  Both plants will be located on a site adjacent to the existing complex owned by Q-Chem.  In connection with this project, CPChem and Qatar Petroleum (the “co-venturers”) entered into a separate agreement in 2002 with Total Petrochemicals and Qatar Petrochemical Company Ltd., establishing a joint venture to develop an ethylene cracker in Ras Laffan Industrial City, Qatar.  The cracker will provide ethylene feedstock via pipeline to the plants.

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

Effective with the financial closing of the Q-Chem II project in November 2005, the following commitments and guarantees were granted:

Under the terms of the financing agreements, funding available from the senior debt is limited to 70% of project costs, as defined, or $1.478 billion, whichever is lower.  Principal and accrued interest outstanding under the commercial bank loans and the loan from the export credit agency totaled $99 million at June 30, 2006 and $48 million at December 31, 2005.  The co-venturers are obligated to each fund their pro rata ownership share of Q-Chem II’s share of project costs that are not funded by senior debt and operating cash flow through equity contributions and non-interest-bearing subordinated loans, subject to specified maximum amounts for each co-venturer.  After these amounts are reached, additional project costs, if any, related to Q-Chem II’s share of total project costs will be funded by an interest-bearing subordinated loan from CPChem.  These funding obligations terminate upon achieving project completion, as defined in the financing agreements.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to Q-Chem II totaled $3 million at both June 30, 2006 and December 31, 2005.  The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP) is a joint venture company that owns an aromatics complex in Al Jubail, Saudi Arabia.  The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency.  These loans were paid in full in the second quarter of 2006, and totaled $12 million at December 31, 2005.  In addition, SCP fully repaid its loans from commercial banks during the second quarter.  At June 30, 2006, SCP had no senior debt outstanding.  As it applies to CPChem, SCP is not considered to be a VIE under the provisions of FIN No. 46(R).

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

The JCP project is being financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”).  Principal and accrued interest outstanding under the commercial bank loans and the loan from the first governmental agency totaled $342 million at June 30, 2006 and $266 million at December 31, 2005.  Amounts outstanding under the loan agreements with the second governmental agency totaled $52 million at June 30, 2006.  No amounts were outstanding with this agency at December 31, 2005.

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

Under the terms of completion guarantees, if project completion has not occurred by March 31, 2009, the commercial bank lenders and the first Saudi Arabian governmental agency will have the right to demand from each JCP co-venturer, on a pro rata basis, funds to cover the periodic debt service requirements of their loans that become due and payable after March 31, 2009 until project completion is achieved.  Furthermore, if project completion has not occurred by March 31, 2010, they will have the right to demand from each co-venturer, on a pro rata basis, repayment of all outstanding principal and interest.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP project totaled $11 million at both June 30, 2006 and December 31, 2005.  The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.  CPChem believes it is unlikely that performance under any of the guarantees will be required.  However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Summarized Financial Information

In accordance with the SEC’s rules pertaining to equity investments that are deemed to be “significant” during any of the periods presented, summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Q-Chem
Revenues	$161	$81	$302	$211
Income before income taxes	92	17	169	83
Net income	67	10	123	57

Saudi Chevron Phillips Company
Revenues	190	122	390	285
Income before income taxes	64	38	132	106
Net income	54	38	122	106

Other equity investments
Revenues	300	280	576	567
Income before income taxes	4	13	3	28
Net income	3	12	1	25

Note 8.  Notes Payable

In June 2006, CPChem reclassified $500 million of senior unsecured 5 3/8% notes that are scheduled to mature in June 2007 from Long-term Debt to Notes Payable, a current liability.

Note 9.  Trade Receivables Securitization

CPChem had secured borrowings outstanding totaling $100 million at both June 30, 2006 and December 31, 2005 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $761 million and $821 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2006 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2007.

Note 10. Contingent Liabilities

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

Note 12. Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended June 30, 2006
Net sales — external	$2,016	$851	$158	$—	$3,025
Net sales — inter-segment	95	—	—	(95)	—
Income before interest & taxes	285	6	24	(5)	310

Three months ended June 30, 2005
Net sales — external	1,614	743	127	—	2,484
Net sales — inter-segment	73	—	1	(74)	—
Income (loss) before interest & taxes	183	13	8	(9)	195

Six months ended June 30, 2006
Net sales — external	3,984	1,527	313	—	5,824
Net sales — inter-segment	176	1	1	(178)	—
Income before interest & taxes	701	6	47	—	754

Six months ended June 30, 2005
Net sales — external	3,261	1,604	259	—	5,124
Net sales — inter-segment	158	1	1	(160)	—
Income (loss) before interest & taxes	485	106	23	(10)	604

Total assets — June 30, 2006	4,243	2,160	527	117	7,047
Total assets — December 31, 2005	4,333	1,997	504	126	6,960

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

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2006

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,712	$462	$(149)	$3,025
Equity in income (loss) of affiliates, net	290	(2)	262	(492)	58
Other income	—	21	39	(30)	30
Total revenue	290	2,731	763	(671)	3,113

Costs and Expenses
Cost of goods sold	—	2,389	435	(141)	2,683
Selling, general and administrative	—	123	25	(38)	110
Research and development	—	10	—	—	10
Total costs and expenses	—	2,522	460	(179)	2,803

Income Before Interest and Taxes	290	209	303	(492)	310

Interest income	—	9	5	(9)	5
Interest expense	(18)	—	(10)	9	(19)

Income Before Taxes	272	218	298	(492)	296

Income tax benefit (expense)	1	(16)	(8)	—	(23)

Net Income	$273	$202	$290	$(492)	$273

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,265	$395	$(176)	$2,484
Equity in income (loss) of affiliates, net	191	(1)	170	(321)	39
Other income	—	30	32	(22)	40
Total revenue	191	2,294	597	(519)	2,563

Costs and Expenses
Cost of goods sold	—	2,031	376	(168)	2,239
Selling, general and administrative	—	121	28	(30)	119
Research and development	—	10	—	—	10
Total costs and expenses	—	2,162	404	(198)	2,368

Income Before Interest and Taxes	191	132	193	(321)	195

Interest income	—	4	4	(4)	4
Interest expense	(18)	—	(6)	4	(20)

Income Before Taxes	173	136	191	(321)	179

Income taxes	—	(1)	(5)	—	(6)

Net Income	$173	$135	$186	$(321)	$173

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2006

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$5,273	$813	$(262)	$5,824
Equity in income (loss) of affiliates, net	731	(4)	671	(1,288)	110
Other income	—	79	75	(54)	100
Total revenue	731	5,348	1,559	(1,604)	6,034

Costs and Expenses
Cost of goods sold	—	4,543	755	(248)	5,050
Selling, general and administrative	—	228	50	(68)	210
Research and development	—	20	—	—	20
Total costs and expenses	—	4,791	805	(316)	5,280

Income Before Interest and Taxes	731	557	754	(1,288)	754

Interest income	—	17	10	(17)	10
Interest expense	(34)	—	(20)	17	(37)

Income Before Taxes	697	574	744	(1,288)	727

Income taxes	—	(17)	(13)	—	(30)

Net Income	$697	$557	$731	$(1,288)	$697

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$4,626	$880	$(382)	$5,124
Equity in income (loss) of affiliates, net	598	(2)	538	(1,045)	89
Other income	—	47	61	(42)	66
Total revenue	598	4,671	1,479	(1,469)	5,279

Costs and Expenses
Cost of goods sold	—	3,974	821	(365)	4,430
Selling, general and administrative	—	226	58	(59)	225
Research and development	—	20	—	—	20
Total costs and expenses	—	4,220	879	(424)	4,675

Income Before Interest and Taxes	598	451	600	(1,045)	604

Interest income	—	7	8	(7)	8
Interest expense	(36)	—	(11)	7	(40)

Income Before Taxes	562	458	597	(1,045)	572

Income taxes	—	(2)	(8)	—	(10)

Net Income	562	456	589	(1,045)	562

Distributions on members’ preferred interests	(2)	—	—	—	(2)

Income Attributed to Members’ Interests	$560	$456	$589	$(1,045)	$560

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Balance Sheet

June 30, 2006

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$16	$31	$—	$47
Accounts receivable, net	18	1,242	1,115	(938)	1,437
Inventories	—	618	168	—	786
Other current assets	2	25	15	—	42
Total current assets	20	1,901	1,329	(938)	2,312

Property, plant and equipment, net	—	3,263	251	—	3,514
Investments in and advances to affiliates	5,709	65	5,237	(9,849)	1,162
Other assets and deferred charges	18	40	29	(28)	59

Total Assets	$5,747	$5,269	$6,846	$(10,815)	$7,047

Current liabilities
Accounts payable	$182	$875	$910	$(938)	$1,029
Notes payable	500	—	—	—	500
Secured borrowings and other debt	—	1	108	—	109
Other current liabilities and deferred credits	237	148	24	—	409
Total current liabilities	919	1,024	1,042	(938)	2,047

Long-term debt	708	7	—	—	715
Other liabilities and deferred credits	10	106	38	(28)	126

Total liabilities	1,637	1,137	1,080	(966)	2,888

Members’ capital	4,110	4,133	5,716	(9,849)	4,110
Accumulated other comprehensive income (loss)	—	(1)	50	—	49
Total members’ equity	4,110	4,132	5,766	(9,849)	4,159

Total Liabilities and Members’ Equity	$5,747	$5,269	$6,846	$(10,815)	$7,047

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

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2006

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$697	$557	$731	$(1,288)	$697
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	133	11	—	144
Deferred income taxes	—	14	1	—	15
Undistributed equity in loss (income) of affiliates, net	(210)	4	(175)	280	(101)
Changes in operating working capital	162	(173)	(47)	—	(58)
Other operating cash flow activity	2	9	(9)	—	2
Net cash flows provided by operating activities	651	544	512	(1,008)	699

Cash Flows From Investing Activities
Capital and investment expenditures	—	(64)	(10)	—	(74)
Investments in and advances towards JCP project	—	—	(20)	—	(20)
Advance repayment from Q-Chem	—	—	25	—	25
Advance repayment from SCP	—	—	4	—	4
Proceeds from the sale of assets	—	4	—	—	4
Increase in other investments	(15)	—	—	15	—
Net cash flows used in investing activities	(15)	(60)	(1)	15	(61)

Cash Flows From Financing Activities
Increase in commercial paper, net	28	—	—	—	28
Increase in other debt, net	—	—	5	—	5
Distributions to members	(664)	(487)	(526)	1,013	(664)
Contributions from members	—	—	20	(20)	—
Net cash flows used in financing activities	(636)	(487)	(501)	993	(631)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(3)	10	—	7
Cash and Cash Equivalents at Beginning of Period	—	19	21	—	40

Cash and Cash Equivalents at End of Period	$—	$16	$31	$—	$47

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2005

(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$562	$456	$589	$(1,045)	$562
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	131	11	—	142
Undistributed equity in income of affiliates, net	(114)	—	(58)	138	(34)
Changes in operating working capital	34	(99)	(24)	—	(89)
Other operating cash flow activity	2	(6)	14	—	10
Net cash flows provided by operating activities	484	482	532	(907)	591

Cash Flows From Investing Activities
Capital and investment expenditures	—	(69)	(10)	—	(79)
Investments in and advances towards JCP project	—	—	(20)	—	(20)
Advance repayment from SCP	—	—	9	—	9
Other investing cash flow activity	3	—	—	(3)	—
Net cash flows provided by (used in) investing activities	3	(69)	(21)	(3)	(90)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(221)	—	—	—	(221)
Decrease in secured borrowings, net	—	—	(50)	—	(50)
Increase in other debt, net	—	—	3	—	3
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(2)	—	—	—	(2)
Other distributions to members	(189)	(423)	(487)	910	(189)
Net cash flows used in financing activities	(487)	(423)	(534)	910	(534)

Net Decrease in Cash and Cash Equivalents	—	(10)	(23)	—	(33)
Cash and Cash Equivalents at Beginning of Period	—	15	48	—	63

Cash and Cash Equivalents at End of Period	$—	$5	$25	$—	$30

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Income (loss) before interest and taxes
Olefins & Polyolefins	$285	$183	$701	$485
Aromatics & Styrenics	6	13	6	106
Specialty Products	24	8	47	23
Corporate & Other	(5)	(9)	—	(10)
Consolidated	310	195	754	604
Net interest expense and income taxes	(37)	(22)	(57)	(42)
Net income	$273	$173	$697	$562

Net income for the three-month period ended June 30, 2006 was $273 million compared with net income of $173 million during the same three-month period in 2005.  Consolidated net sales revenue increased $541 million, or 22%, in the 2006 period compared with the 2005 period, with approximately 15% attributable to higher average sales prices and 7% attributable to higher sales volumes.  Equity earnings from affiliates increased $19 million primarily from improved results from Q-Chem, and Other Income was down $10 million in the 2006 quarter partially as a result of a benefit recorded in the second quarter of 2005 from a legal settlement related to a styrene column collapse at the St. James, Louisiana facility in 2001.  Cost of Goods Sold increased $444 million, or 20%, due to higher feedstock prices (mainly ethane and propane) and higher sales volumes.  Selling, General and Administrative (SG&A) expense decreased $9 million in 2006, driven by foreign currency transaction gains.  Income taxes totaled $23 million in the 2006 quarter compared with $6 million in the 2005 quarter, primarily due to the recording of a deferred tax liability in the second quarter of 2006 as a result of new tax legislation in Texas.

Net income for the first six months of 2006 was $697 million compared with net income of $562 million during the same period in 2005.  Consolidated net sales revenue increased $700 million, or 14%, in 2006 compared with 2005, with approximately 12% attributable to higher average sales prices and 2% attributable to higher sales volumes.  Equity earnings from affiliates increased $21 million, primarily from improved results from Q-Chem, partially offset by lower earnings from Phillips Sumika Polypropylene Company.  Other Income rose $34 million in the 2006 period partially as a result of a $39 million payment from insurers towards a business interruption insurance claim attributable to losses sustained from Hurricane Rita in 2005.  Cost of Goods Sold increased $620 million, or 14%, due to higher feedstock and utility prices and increased sales volumes.  Prices of natural gas, a large component of CPChem’s feedstock and utility costs, increased approximately 13% in the 2006 six-month period compared with the 2005 period as measured by the average Houston Ship Channel price index.  SG&A expense decreased $15 million in 2006, driven by foreign currency transaction gains.  Income taxes totaled $30 million in the first six months of 2006 compared with $10 million in the first six months of 2005, primarily attributable to new tax legislation.

Income (loss) before interest and taxes

Olefins & Polyolefins
	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Income before interest and taxes	$285	$183	$701	$485

Income before interest and taxes for Olefins & Polyolefins was $285 million in the second quarter of 2006 compared with $183 million in the prior-year period, primarily due to significantly higher earnings from olefins and alpha olefins on improved margins.  Net sales revenue increased $424 million, or 25%, in the 2006 period, with approximately 21% attributable to higher average sales prices and 4% attributable to higher sales volumes resulting from increased demand.  Cost of Goods Sold rose 23% primarily due to higher feedstock prices.  Equity earnings from affiliates increased, as higher earnings from Q-Chem, resulting from improved margins and volumes, were partially offset by lower earnings from Phillips Sumika Polypropylene Company partially due to lower sales volumes.

Olefins & Polyolefins income before interest and taxes was $701 million in the first half of 2006 compared with $485 million in the prior-year period, primarily due to significantly higher earnings from olefins, alpha olefins and polyethylene on improved overall margins.  Net sales revenue increased $741 million, or 22%, in the 2006 period, with approximately 19% attributable to higher average sales prices and 3% attributable to higher sales volumes resulting from increased demand.  Cost of Goods Sold increased 20% due to higher feedstock prices and utility costs.  Equity earnings from affiliates increased, as higher earnings from Q-Chem, resulting from improved margins and volumes, were partially offset by lower earnings from Phillips Sumika Polypropylene Company partially due to lower sales volumes.  Other Income rose $44 million in the 2006 period primarily as a result of a payment from insurers towards a business interruption insurance claim previously described.

Aromatics & Styrenics
	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Income before interest and taxes	$6	$13	$6	$106

Income before interest and taxes for Aromatics & Styrenics was $6 million in the second quarter of 2006 compared with $13 million in the 2005 period.  Despite operational issues at the Pascagoula, Mississippi facility during June 2006, earnings from benzene increased in the 2006 quarter compared to 2005, primarily due to the effects of a planned shutdown at the Pascagoula facility in the 2005 second quarter.  Lower earnings from paraxylene and polystyrene partially offset the benefit of improved benzene earnings.  Net sales revenue increased $108 million, or 15%, in the second quarter of 2006, attributable to higher sales volumes.  Higher overall sales prices in some product lines offset the effect of lower prices in other product lines.  Cost of Goods Sold rose 14% in 2006 due to increased sales volumes.  Equity earnings from affiliates in the 2006 quarter were comparable to the 2005 quarter.  Higher operating earnings from SCP, primarily due to the effects of a second-quarter 2005 planned shutdown, were offset by deferred taxes recorded in the second quarter of 2006 as a result of a Saudi Arabian tax law change.  Other Income was down $16 million, primarily a result of a benefit recorded in the second quarter of 2005 from a legal settlement related to the styrene column collapse at the St. James, Louisiana facility in 2001.  SG&A expense decreased, driven by foreign currency transaction gains.

Aromatics & Styrenics income before interest and taxes was $6 million in the first half of 2006 compared with $106 million in the prior-year period.  Earnings were lower in 2006 across most product lines, primarily benzene and paraxylene.  Net sales revenue decreased $77 million, or 5%, in the first half of 2006, with approximately 3% attributable to lower average sales prices and 2% attributable to lower sales volumes.  Cost of Goods Sold rose 2% in 2006 due to higher utility rates and feedstock prices, partially offset by lower sales volumes.  Equity earnings from affiliates remained level, with Other Income down $13 million, primarily a result of the benefit recorded in 2005 from the legal settlement discussed above.  SG&A expense decreased, driven by foreign currency transaction gains.

Specialty Products
	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Income before interest and taxes	$24	$8	$47	$23

Income before interest and taxes for Specialty Products totaled $24 million in the second quarter of 2006 compared with $8 million in the second quarter of 2005.  The improvement in earnings was primarily the result of increased sales volumes and prices of Specialty Chemicals.

Earnings from Engineering Polymers (formerly referred to as the Ryton® product line) improved on higher sales volumes and lower feedstock costs.  Overall, Specialty Products net sales revenues increased $30 million, or 23%, in the second quarter of 2006, with approximately 13% attributable to higher average sales prices and 10% attributable to higher sales volumes resulting from increased demand.  Cost of Goods Sold rose 16% in 2006 due to higher feedstock prices and sales volumes.

Specialty Products income before interest and taxes totaled $47 million in the first half of 2006 compared with $23 million in the 2005 period.  The improvement in earnings was primarily attributable to increased net sales volumes and prices of Specialty Chemicals.  Specialty Products net sales revenue increased $54 million, or 21%, in the second half of 2006, with approximately 13% attributable to higher sales volumes and 8% attributable to higher average net sales prices.  Cost of Goods Sold rose 18% in 2006 due to higher sales volumes and feedstock prices.

Corporate & Other
	Three months ended June 30,		Six months ended June 30,
Millions	2006	2005	2006	2005
Income (loss) before interest and taxes	$(5)	$(9)	$—	$(10)

Loss before interest and taxes for Corporate and Other was $5 million in the three-month period ended June 30, 2006, compared with a $9 million loss in the three-month period in 2005, due to lower employee benefit and incentive plan expenses during the 2006 quarter.

Results were breakeven for Corporate and Other for the first six months of 2006, compared to a loss of $10 million during the same period in 2005 due to lower employee benefit and incentive plan expenses.  At year-end, certain employee benefit and incentive plan expenses are often accrued and held at the Corporate level and subsequently allocated to the business segments during the first quarter of the following year, which in effect lowers first-quarter Corporate expenses.  The reduction in expenses resulting from the allocation was significantly higher in the first quarter of 2006 as compared with the first quarter of 2005.

Outlook

Overall petrochemical industry sales volumes and earnings are expected to be relatively strong in 2006.  However, prices and margins for certain products could decline from recent levels due to various factors, including uncertain energy and feedstock prices, U.S. and international economic conditions, imbalances in international trade and geopolitical pressures.

At this time, the amount and timing of further reimbursements from business interruption and property damage insurance claims associated with Hurricane Rita in 2005 is uncertain.  However, such reimbursements may have a material positive impact to the period or periods when recorded.

Liquidity and Capital Resources

Cash balances were $47 million at June 30, 2006 and $40 million at December 31, 2005, of which $31 million and $21 million, respectively, were held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing the commercial paper program to meet its daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $699 million during the first six months of 2006, compared with $591 million during the same period in 2005.  The increase was attributable to improved earnings in the 2006 period and the effects of a larger net increase in operating working capital in 2005, partially offset by higher dividends received from equity affiliates in 2005.  The larger net increase in operating working capital in 2005 was primarily the result of contributions to pension plans (a prepaid asset).

Investing Activities

Capital and investment expenditures totaled $74 million during the first half of 2006, compared with $79 million in the prior-year period.  Approximately $42 million of 2006 expenditures was invested in Olefins & Polyolefins, $15 million in Aromatics & Styrenics, $13 million in Specialty Products and the remaining $4 million in corporate-level expenditures.  Investing activities also included investments in and advances towards the JCP project of $20 million in each of the 2006 and 2005 periods.  In addition, investing activities included repayments of advances due from Q-Chem totaling $25 million in 2006, and repayments of advances due from SCP totaling $4 million in 2006 and $9 million in 2005.

For the full year 2006, CPChem expects to invest a total of approximately $235 million in capital and investment expenditures.

Financing Activities

Cash used in financing activities totaled $631 million in the first six months of 2006 compared with $534 million in the prior-year period.  Commercial paper balances outstanding increased $28 million during the first six months of 2006 compared to a $221 million decrease during the 2005 period, and borrowings outstanding under the accounts receivable securitization program decreased $50 million during the 2005 period.  Financing activities in 2006 also included $259 million of distributions to members to fund their estimated federal and state income tax liabilities attributable to CPChem, compared with $164 million of such distributions in 2005.  Discretionary distributions paid to members totaled $405 million in the 2006 period, compared with $25 million in 2005.  In the 2005 period, CPChem also voluntarily redeemed the remaining $75 million of outstanding members’ preferred interests.  At June 30, 2006, accrued discretionary distributions to members totaled $100 million and accrued distributions to fund the members’ estimated tax liabilities totaled $125 million.  These distributions will be paid in the third quarter of 2006.

CPChem had secured borrowings outstanding totaling $100 million at both June 30, 2006 and December 31, 2005 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $761 million and $821 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2006 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2007.

CPChem believes cash requirements over the next twelve months will be funded through a combination of cash on hand, cash flows from operations and commercial paper.  In addition, it is anticipated that redemption of the $500 million principal amount of 5 3/8% notes scheduled to mature in June 2007 will be funded by cash from operations and/or new debt proceeds.  CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, a change in CPChem’s credit ratings would not result in the acceleration of any existing debt obligation maturities.

Other

Contingencies.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of contingent liabilities.

CPChem has classified the long-lived assets at its Guayama, Puerto Rico facility as “held-for-sale” as a result of entering into a third-party purchase agreement in the second quarter of 2006.  In total, such assets as recorded, are not material to CPChem’s total assets, and operating results from the Puerto Rico facility have not been material to CPChem’s overall results of operations.  The purchase agreement is subject to a number of closing conditions, however, if closing should occur as contemplated in the agreement, a financial gain would result that could be material to the quarterly period reported.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2005. CPChem believes its exposure to market risk has not changed materially at June 30, 2006.

ITEM 4.  Controls and Procedures

As of June 30, 2006, management, including CPChem’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of CPChem’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that as of June 30, 2006, CPChem’s disclosure controls and procedures were effective.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits

10.1	Named Executive Officers Salary Increases

10.2	Amendment No. 1 to the Offer of Employment Letter dated as of February 8, 2006 between Chevron Phillips Chemical Company LP and Raymond I. Wilcox

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: August 2, 2006	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller