Form 10-K/A
period 2005-12-31
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2006-08-03
CIK 1127399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at June 30, 2005:

None

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “amended Form 10-K”) amends the Chevron Phillips Chemical Company LLC (“CPChem”) Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that was filed with the Securities and Exchange Commission on February 27, 2006 (the “original Form 10-K”).  This amended Form 10-K is being filed solely to revise the KPMG Report of the Auditors on the financial statements of Qatar Chemical Company Limited, Q.S.C (“Q-Chem”), an equity affiliate of CPChem, that was filed with the original Form 10-K.  Said report inadvertently failed to indicate that the financial statements of Q-Chem as of and for the year ended December 31, 2004 were also audited by KPMG.

For the convenience of the reader, this amended Form 10-K sets forth the original Form 10-K in its entirety and includes the revised KPMG Report of the Auditors.  Other than the revision referred to above, all other information included in the original Form 10-K remains unchanged.  This amended Form 10-K is not intended to, nor does it, reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above.

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

/s/ Abdulaziz Saud Alshubaibi

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

Report of the Auditors

To

The Shareholders

Qatar Chemical Company Limited, Q.S.C

Doha,

Qatar

We have audited the accompanying financial statements of Qatar Chemical Company Limited, Q.S.C (the “Company”) on pages 2 to 21 as of and for the years ended 31 December 2005 and 31 December 2004. The financial statements of the Company as of 31 December 2003 were audited by another auditor whose report thereon dated 24 March 2004, expressed an unqualified opinion on those statements with an emphasis of matter relating to going concern assumption of the financial statements resulting from accumulated losses as at 31 December 2003.

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

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 31 December 2005 and 31 December 2004, the results of its operations, changes in its shareholders’ equity and its cash flows for the years then ended in accordance with International Financial Reporting Standards.

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

20 February 2006	/s/ Abdul Hakim Al-Adhamy
Doha	KPMG
State of Qatar	Qatar Auditors’ Registry No. 105

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

/s/ T. F. Sexton

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

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: August 3, 2006	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of August 3, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Raymond I. Wilcox	President and Chief Executive Officer
Raymond I. Wilcox

/s/ Greg G. Maxwell	Senior Vice President,
Greg G. Maxwell	Chief Financial Officer and Controller

/s/ Philip L. Frederickson	Director
Philip L. Frederickson

/s/ John E. Lowe	Director
John E. Lowe

/s/ Patricia E. Yarrington	Director
Patricia E. Yarrington

/s/ Gary G. Yesavage	Director
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

4.1

Indenture, dated as of March 19, 2001 between Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Issuers, and The Bank of New York as Trustee (Exhibit No. 4.1 to CPChem’s Registration Statement on Form S-4 dated April 16, 2001)

10.1

Contribution Agreement by and among Phillips Petroleum Company, Chevron Corporation and Chevron Phillips Chemical Company LLC, dated May 23, 2000 (Exhibit No. 10.1 to CPChem’s Registration Statement on Form S-4/A dated May 10, 2001)

10.2

Letter Agreement dated July 5, 2001, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC (Exhibit No. 10.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.3

Letter Agreement dated February 24, 2003, amending the Contribution Agreement, dated May 23, 2000, between Chevron Corporation, Phillips Petroleum Company and Chevron Phillips Chemical Company LLC (Exhibit No. 10.3 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.4

Chevron Phillips Chemical Company LP Executive Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (Exhibit No. 10.4 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005)

INDEX OF EXHIBITS (continued)

Exhibit No.	Document

+10.5

Chevron Phillips Chemical Company LP Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005) (Exhibit No. 10.5 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005)

+10.6

Long-Term Incentive Plan of Chevron Phillips Chemical Company LLC (as Amended and Restated Effective January 1, 2005) (Exhibit No. 10.6 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005)

+10.7

Annual Incentive Plan of Chevron Phillips Chemical Company LLC (As Amended and Restated Effective January 1, 2005) (Exhibit No. 10.7 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8

Credit Agreement among Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP, as Borrowers, and Barclays Bank Plc, The Royal Bank of Scotland Plc, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi Ltd., and certain lenders from time to time thereto, dated as of July 30, 2004 (Exhibit No. 10.1 to CPChem’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

+10.9	Chevron Phillips Chemical Company LP Executive Financial Planning Program (Exhibit No. 10.9 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.10	Relative Performance Value Plan of Chevron Phillips Chemical Company LLC (As Amended) (Exhibit No. 10.10 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005)

+10.11

Offer of Employment Letter, dated as of February 8, 2006, between Chevron Phillips Chemical Company LP and Raymond I. Wilcox (Exhibit No. 10.11 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005)

21.1	Subsidiaries of the Registrant (Exhibit No. 21.1 to CPChem’s Annual Report on Form 10-K for the year ended December 31, 2005)

*31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

* Filed herewith.

+ Represents a management contract or compensatory plan or arrangement.