Form 10-Q
period 2006-09-30
CHEVRON PHILLIPS CHEMICAL CO LLC
filed 2006-11-02
CIK 1127399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Chevron Phillips Chemical Company LLC
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Revenue
Net sales	$3,268	$2,604	$9,092	$7,728
Equity in income of affiliates, net	85	57	195	146
Other income	48	24	148	90
Total revenue	3,401	2,685	9,435	7,964

Costs and Expenses
Cost of goods sold	2,863	2,553	7,913	6,983
Selling, general and administrative	120	105	330	330
Research and development	9	10	29	30
Total costs and expenses	2,992	2,668	8,272	7,343

Income Before Interest and Taxes	409	17	1,163	621

Interest income	5	5	15	13
Interest expense	(18)	(19)	(55)	(59)

Income Before Taxes	396	3	1,123	575

Income taxes	(7)	(4)	(37)	(14)

Net Income (Loss)	389	(1)	1,086	561

Distributions on members’ preferred interests	—	—	—	(2)

Income (Loss) Attributed to Members’ Interests	$389	$(1)	$1,086	$559

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Balance Sheet
(Unaudited)

ASSETS
	September 30,	December 31,
Millions	2006	2005
Current assets
Cash and cash equivalents	$63	$40
Accounts receivable, net	1,548	1,393

Inventories
Finished goods and raw materials	737	720
Materials, supplies and other	62	56
Total inventories	799	776

Other current assets	85	66
Total current assets	2,495	2,275

Property, plant and equipment, net	3,485	3,580
Investments in and advances to affiliates	1,223	1,057
Other assets and deferred charges	59	48

Total Assets	$7,262	$6,960

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$1,041	$1,017
Accrued income and other taxes	70	64
Notes payable	500	—
Secured borrowings and other debt	101	105
Accrued distributions to members	229	302
Other current liabilities and deferred credits	147	169
Total current liabilities	2,088	1,657

Long-term debt	729	1,186
Other liabilities and deferred credits	125	87

Total liabilities	2,942	2,930

Members’ capital	4,271	4,000
Accumulated other comprehensive income	49	30
Total members’ equity	4,320	4,030

Total Liabilities and Members’ Equity	$7,262	$6,960

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
Millions	2006	2005

Cash Flows From Operating Activities
Net income	$1,086	$561
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	217	213
Deferred income taxes	15	—
Undistributed equity in income of affiliates, net	(166)	(91)
Net decrease (increase) in operating working capital	(176)	70
Other operating cash flow activity	(4)	10
Net cash flows provided by operating activities	972	763

Cash Flows From Investing Activities
Capital and investment expenditures	(118)	(129)
Investments in and advances toward JCP project	(40)	(20)
Advance repayment from Qatar Chemical Company Ltd. (Q-Chem)	50	—
Advance repayment from Saudi Chevron Phillips Company	4	9
Proceeds from the sale of assets	5	2
Net cash flows used in investing activities	(99)	(138)

Cash Flows From Financing Activities
Increase (decrease) in commercial paper, net	43	(115)
Decrease in secured borrowings, net	—	(50)
Increase (decrease) in other debt, net	(4)	2
Redemptions of members’ preferred interests	—	(75)
Distributions on members’ preferred interests	—	(2)
Other distributions to members	(889)	(406)
Net cash flows used in financing activities	(850)	(646)

Net Increase (Decrease) in Cash and Cash Equivalents	23	(21)
Cash and Cash Equivalents at Beginning of Period	40	63

Cash and Cash Equivalents at End of Period	$63	$42

See Notes to Condensed Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  General Information

The company, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in the United States, Puerto Rico, Singapore, China, South Korea, Saudi Arabia, Qatar and Belgium.  Chevron Phillips Chemical Company LLC is owned 50% each by Chevron Corporation (Chevron) and ConocoPhillips (collectively, the “members”).

The accompanying unaudited condensed consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly owned subsidiaries (collectively, “CPChem”), and should be read in conjunction with the consolidated financial statements included in CPChem’s Annual Report on Form 10-K/A for the year ended December 31, 2005.  The financial statements and accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The financial statements include all normal recurring adjustments that CPChem considers necessary for a fair presentation.  Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.  Results for the periods presented in this report are not necessarily indicative of future financial performance.

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

On September 15, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which, among other things, provides guidance for using fair value to measure assets and liabilities, and clarifies that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  The standard also establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  For CPChem, the provisions of SFAS No. 157 are effective January 1, 2008.  CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The standard requires an employer to: (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and postretirement obligations as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in other comprehensive income in the year in which the changes occur.  For CPChem, the provisions of SFAS No. 158 are effective December 31, 2007.  CPChem believes that implementation of this standard will not have a material impact on consolidated results of operations, financial position or liquidity.

Note 3.  Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Net income (loss)	$389	$(1)	$1,086	$561
Foreign currency translation adjustments	—	1	19	(19)
Comprehensive income	$389	$—	$1,105	$542

Note 4.  Business Interruption Insurance Partial Payment

Through September 30, 2006, CPChem recognized $59 million of Other Income ($39 million in the first quarter and $20 million in the third quarter) related to partial payments from insurers toward a business interruption insurance claim attributable to losses sustained from Hurricane Rita in 2005.

Note 5.  Postretirement Benefits Information

Contributions to CPChem’s pension plans for pension benefits totaled $39 million and $21 million during the first nine months of 2006 and 2005, respectively.  CPChem expects to contribute approximately $95 million to its pension plans for pension benefits during 2006.

Net periodic benefit costs for pension and other postretirement benefits follow:

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Pension Benefits
Service cost on benefits earned	$10	$6	$27	$19
Interest cost on projected benefit obligations	6	5	18	16
Expected return on plan assets	(5)	(5)	(16)	(15)
Amortization of prior service costs	4	3	12	9
Net actuarial loss	1	1	1	1
Net periodic benefit cost	$16	$10	$42	$30

Other Postretirement Benefits
Service cost on benefits earned	$—	$—	$1	$1
Interest cost on projected benefit obligations	1	2	4	4
Expected return on plan assets	—	(1)	(2)	(2)
Amortization of prior service costs	—	1	2	2
Net actuarial loss	—	—	1	1
Net periodic benefit cost	$1	$2	$6	$6

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

In June 2006, CPChem recorded deferred tax liabilities totaling $15 million, primarily the result of new tax legislation in Texas.  That legislation revised the existing franchise tax and will be applicable in 2007 to CPChem operations apportioned to Texas.  Accounting rules require that, if applicable, the effect be recorded upon the enactment of new legislation.

CPChem is required to make quarterly distributions to its members in amounts representing the liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income.  At September 30, 2006, Accrued Distributions to Members included $129 million of tax distributions that will be paid in the fourth quarter of 2006.  At December 31, 2005, $122 million of tax distributions were accrued and subsequently paid in the first quarter of 2006.

Note 7.  Investments

Qatar Chemical Company Ltd. (Q-Chem)

Qatar Chemical Company Ltd. (Q-Chem) is a 49%-owned joint venture company that owns and operates a petrochemical complex in Mesaieed, Qatar.  Prior to achieving project completion, CPChem made certain advances to Q-Chem under a subordinated loan agreement.  In addition, CPChem agreed to provide up to $75 million of loans to Q-Chem if there is insufficient cash to pay the minimum debt service payments on Q-Chem’s senior bank financing.  CPChem also agreed to loan funds to Q-Chem through December 2006 if there is insufficient cash to make Q-Chem’s targeted debt service payments.  This loan would be limited to the amount of lost operating margins resulting from sales volumes being less than design capacity, or the actual cash deficiency, whichever is less.  CPChem believes it is unlikely that funding under these support agreements will be required.

CPChem’s rights under the subordinated loan agreement and the other contingent loan agreements related to Q-Chem previously described are subordinate to Q-Chem’s senior bank debt.  Security interests in the notes related to such loans have been granted to the banks to support the terms of subordination.  Outstanding advances to Q-Chem, including accrued interest, under the subordinated loan agreement totaled $224 million at September 30, 2006 and $273 million at December 31, 2005.  As it applies to CPChem, Q-Chem is not considered to be a variable interest entity (VIE) under the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46(R)).

Qatar Chemical Company II Ltd. (Q-Chem II)

CPChem and Qatar Petroleum announced plans in 2001 for the development of a petrochemical project in Mesaieed, Qatar.  The planned polyethylene and normal alpha olefins plants will be owned by Qatar Chemical Company II Ltd. (Q-Chem II), an equity affiliate that is owned 49% by CPChem and 51% by Qatar Petroleum.  Both plants will be located on a site adjacent to the existing complex owned by Q-Chem.  In connection with this project, CPChem and Qatar Petroleum (the “co-venturers”) entered into a separate agreement in 2002 with Total Petrochemicals and Qatar Petrochemical Company Ltd., establishing a joint venture to develop an ethylene cracker in Ras Laffan Industrial City, Qatar.  The cracker will provide ethylene feedstock via pipeline to the Q-Chem II plants.  The ethylene cracker and pipeline will be owned by Ras Laffan Olefins Company, a joint venture of Q-Chem II and Qatofin Company Limited (Qatofin).  Q-Chem II will own 53.85% of the capacity rights to the ethylene cracker and pipeline, and the balance will be held by Qatofin.  Collectively, Q-Chem II’s interest in the ethylene cracker and pipeline, and the polyethylene and normal alpha olefins plants are referred to as “the Q-Chem II project.”  Construction began in late 2005, with start-up anticipated in early 2009.  The project will be financed through limited recourse loans from commercial banks and an export credit agency (collectively, “senior debt”), and equity contributions and subordinated loans from the co-venturers.  As it applies to CPChem, Q-Chem II is not considered to be a VIE under the provisions of FIN No. 46(R).

Effective with the financial closing of the Q-Chem II project in November 2005, the following commitments and guarantees were granted:

Under the terms of the financing agreements, funding available from the senior debt is limited to 70% of project costs, as defined, or $1.478 billion, whichever is lower.  Principal and accrued interest outstanding under the commercial bank loans and the loan from the export credit agency totaled $190 million at September 30, 2006 and $48 million at December 31, 2005.  The co-venturers are obligated to each fund their pro rata ownership share of Q-Chem II’s share of project costs that are not funded by senior debt and operating cash flow through equity contributions and non-interest-bearing subordinated loans, subject to specified maximum amounts for each co-venturer.  After these maximum amounts are reached, additional project costs, if any, related to Q-Chem II’s share of total project costs will be funded by an interest-bearing subordinated loan from CPChem.  These funding obligations terminate upon achieving project completion, as defined in the financing agreements.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to Q-Chem II totaled $1 million at September 30, 2006 and $3 million at December 31, 2005.  The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.

Saudi Chevron Phillips Company

Saudi Chevron Phillips Company (SCP) is a joint venture company that owns and operates an aromatics complex in Al Jubail, Saudi Arabia.  The subsidiary of Chevron Phillips Chemical Company LLC which directly owns the 50% interest in SCP, along with the other co-venturer, each guaranteed their respective 50% share of certain loans to SCP from a Saudi Arabian governmental agency.  These loans were paid in full in the second quarter of 2006, and totaled $12 million at December 31, 2005.  In addition, SCP fully repaid its loans from commercial banks during the second quarter.  At September 30, 2006, SCP had no senior debt outstanding.  As it applies to CPChem, SCP is not considered to be a VIE under the provisions of FIN No. 46(R).

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

The JCP project is being financed through equity contributions and subordinated loans from the co-venturers, in proportion to their equal ownership interests, and limited recourse loans from commercial banks and two Saudi Arabian governmental agencies (collectively, called “senior debt”).  Principal and accrued interest outstanding under the commercial bank loans and the loan from the first governmental agency totaled $421 million at September 30, 2006 and $266 million at December 31, 2005.  Amounts outstanding under the loan agreements with the second governmental agency totaled $84 million at September 30, 2006.  No amounts were outstanding with this agency at December 31, 2005.

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

The total carrying amount of liabilities recorded, discounted and weighted for probability, for the aforementioned guarantees related to the JCP project totaled $10 million at September 30, 2006 and $11 million at December 31, 2005.  The liabilities are recorded as Other Liabilities and Deferred Credits, with an offsetting increase to Investments in and Advances to Affiliates.  CPChem believes it is unlikely that performance under any of the guarantees will be required.  However, should such performance be required, CPChem believes it would not have a material adverse effect on consolidated results of operations, financial position or liquidity.

Summarized Financial Information

Summarized financial information for CPChem’s equity investments, shown at 100%, follows:

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Q-Chem
Revenues	$180	$116	$482	$327
Income before income taxes	107	51	276	134
Net income	77	37	200	94

Saudi Chevron Phillips Company
Revenues	239	191	629	476
Income before income taxes	97	71	229	177
Net income	95	71	217	177

Other equity investments
Revenues	315	268	891	835
Income before income taxes	11	14	14	42
Net income	10	10	11	35

Note 8.  Notes Payable

In June 2006, CPChem reclassified the $500 million principal amount of senior unsecured 5 3/8% notes, scheduled to mature in June 2007, from Long-term Debt to Notes Payable, a current liability.

Note 9.  Trade Receivables Securitization

CPChem had secured borrowings outstanding totaling $100 million at both September 30, 2006 and December 31, 2005 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $868 million and $821 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2006 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2007.

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

Note 12. Segment Information

Financial information by segment follows:

Millions	Olefins & Polyolefins	Aromatics & Styrenics	Specialty Products	Corporate, Other & Eliminations	Consolidated
Three months ended Sept. 30, 2006
Net sales — external	$2,101	$1,006	$161	$—	$3,268
Net sales — inter-segment	117	—	—	(117)	—
Income (loss) before interest & taxes	329	74	17	(11)	409

Three months ended Sept. 30, 2005
Net sales — external	1,711	763	130	—	2,604
Net sales — inter-segment	71	1	—	(72)	—
Income (loss) before interest & taxes	15	2	9	(9)	17

Nine months ended Sept. 30, 2006
Net sales — external	6,085	2,533	474	—	9,092
Net sales — inter-segment	293	1	1	(295)	—
Income (loss) before interest & taxes	1,030	80	64	(11)	1,163

Nine months ended Sept. 30, 2005
Net sales — external	4,972	2,367	389	—	7,728
Net sales — inter-segment	229	2	1	(232)	—
Income (loss) before interest & taxes	500	108	32	(19)	621

Total assets — September 30, 2006	4,323	2,256	534	149	7,262
Total assets — December 31, 2005	4,333	1,997	504	126	6,960

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

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2006
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,968	$442	$(142)	$3,268
Equity in income of affiliates, net	405	2	370	(692)	85
Other income	—	33	41	(26)	48
Total revenue	405	3,003	853	(860)	3,401

Costs and Expenses
Cost of goods sold	—	2,584	411	(132)	2,863
Selling, general and administrative	—	131	25	(36)	120
Research and development	—	9	—	—	9
Total costs and expenses	—	2,724	436	(168)	2,992

Income Before Interest and Taxes	405	279	417	(692)	409

Interest income	—	9	5	(9)	5
Interest expense	(16)	(1)	(10)	9	(18)

Income Before Taxes	389	287	412	(692)	396

Income taxes	—	—	(7)	—	(7)

Net Income	$389	$287	$405	$(692)	$389

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2005
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$2,335	$444	$(175)	$2,604
Equity in income (loss) of affiliates, net	17	3	(15)	52	57
Other income	—	11	34	(21)	24
Total revenue	17	2,349	463	(144)	2,685

Costs and Expenses
Cost of goods sold	—	2,300	421	(168)	2,553
Selling, general and administrative	—	111	22	(28)	105
Research and development	—	10	—	—	10
Total costs and expenses	—	2,421	443	(196)	2,668

Income (Loss) Before Interest and Taxes	17	(72)	20	52	17

Interest income	—	5	5	(5)	5
Interest expense	(18)	—	(6)	5	(19)

Income (Loss) Before Taxes	(1)	(67)	19	52	3

Income taxes	—	(1)	(3)	—	(4)

Net Income (Loss)	$(1)	$(68)	$16	$52	$(1)

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2006
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$8,241	$1,255	$(404)	$9,092
Equity in income (loss) of affiliates, net	1,136	(2)	1,041	(1,980)	195
Other income	—	112	116	(80)	148
Total revenue	1,136	8,351	2,412	(2,464)	9,435

Costs and Expenses
Cost of goods sold	—	7,127	1,166	(380)	7,913
Selling, general and administrative	—	359	75	(104)	330
Research and development	—	29	—	—	29
Total costs and expenses	—	7,515	1,241	(484)	8,272

Income Before Interest and Taxes	1,136	836	1,171	(1,980)	1,163

Interest income	—	26	15	(26)	15
Interest expense	(50)	(1)	(30)	26	(55)

Income Before Taxes	1,086	861	1,156	(1,980)	1,123

Income taxes	—	(17)	(20)	—	(37)

Net Income	$1,086	$844	$1,136	$(1,980)	$1,086

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2005
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Revenue
Net sales	$—	$6,961	$1,324	$(557)	$7,728
Equity in income of affiliates, net	615	1	523	(993)	146
Other income	—	58	95	(63)	90
Total revenue	615	7,020	1,942	(1,613)	7,964

Costs and Expenses
Cost of goods sold	—	6,274	1,242	(533)	6,983
Selling, general and administrative	—	337	80	(87)	330
Research and development	—	30	—	—	30
Total costs and expenses	—	6,641	1,322	(620)	7,343

Income Before Interest and Taxes	615	379	620	(993)	621

Interest income	—	12	13	(12)	13
Interest expense	(54)	—	(17)	12	(59)

Income Before Taxes	561	391	616	(993)	575

Income taxes	—	(3)	(11)	—	(14)

Net Income	561	388	605	(993)	561

Distributions on members’ preferred interests	(2)	—	—	—	(2)

Income Attributed to Members’ Interests	$559	$388	$605	$(993)	$559

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Balance Sheet
September 30, 2006
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Current assets
Cash and cash equivalents	$—	$20	$43	$—	$63
Accounts receivable, net	38	1,263	1,169	(922)	1,548
Inventories	—	602	197	—	799
Other current assets	2	62	33	(12)	85
Total current assets	40	1,947	1,442	(934)	2,495

Property, plant and equipment, net	—	3,239	246	—	3,485
Investments in and advances to affiliates	5,758	67	5,290	(9,892)	1,223
Other assets and deferred charges	18	41	16	(16)	59

Total Assets	$5,816	$5,294	$6,994	$(10,842)	$7,262

Current liabilities
Accounts payable	$75	$876	$1,012	$(922)	$1,041
Notes payable	500	—	—	—	500
Secured borrowings and other debt	—	1	100	—	101
Other current liabilities and deferred credits	238	189	31	(12)	446
Total current liabilities	813	1,066	1,143	(934)	2,088

Long-term debt	723	6	—	—	729
Other liabilities and deferred credits	9	96	36	(16)	125

Total liabilities	1,545	1,168	1,179	(950)	2,942

Members’ capital	4,271	4,127	5,765	(9,892)	4,271
Accumulated other comprehensive income (loss)	—	(1)	50	—	49
Total members’ equity	4,271	4,126	5,815	(9,892)	4,320

Total Liabilities and Members’ Equity	$5,816	$5,294	$6,994	$(10,842)	$7,262

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

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$1,086	$844	$1,136	$(1,980)	$1,086
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	202	15	—	217
Deferred income taxes	—	14	1	—	15
Undistributed equity in loss (income) of affiliates, net	(276)	2	(215)	323	(166)
Net decrease (increase) in operating working capital	32	(157)	(51)	—	(176)
Other operating cash flow activity	2	(9)	3	—	(4)
Net cash flows provided by operating activities	844	896	889	(1,657)	972

Cash Flows From Investing Activities
Capital and investment expenditures	—	(103)	(15)	—	(118)
Investments in and advances toward JCP project	—	—	(40)	—	(40)
Advance repayment from Q-Chem	—	—	50	—	50
Advance repayment from SCP	—	—	4	—	4
Proceeds from the sale of assets	—	5	—	—	5
Decrease in other investments	2	—	—	(2)	—
Net cash flows provided by (used in) investing activities	2	(98)	(1)	(2)	(99)

Cash Flows From Financing Activities
Increase in commercial paper, net	43	—	—	—	43
Decrease in other debt, net	—	—	(4)	—	(4)
Distributions to members	(889)	(797)	(883)	1,680	(889)
Contributions from members	—	—	21	(21)	—
Net cash flows used in financing activities	(846)	(797)	(866)	1,659	(850)

Net Increase in Cash and Cash Equivalents	—	1	22	—	23
Cash and Cash Equivalents at Beginning of Period	—	19	21	—	40

Cash and Cash Equivalents at End of Period	$—	$20	$43	$—	$63

Note 13. Condensed Consolidating Financial Statements (continued)

Chevron Phillips Chemical Company LLC
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2005
(Unaudited)

Millions	LLC	LP	Other Entities	Eliminations	Total
Cash Flows From Operating Activities
Net income	$561	$388	$605	$(993)	$561
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	—	197	16	—	213
Undistributed equity in loss (income) of affiliates, net	22	(1)	125	(237)	(91)
Net decrease (increase) in operating working capital	(15)	112	(27)	—	70
Other operating cash flow activity	3	(4)	11	—	10
Net cash flows provided by operating activities	571	692	730	(1,230)	763

Cash Flows From Investing Activities
Capital and investment expenditures	—	(105)	(24)	—	(129)
Investments in and advances toward JCP project	—	—	(20)	—	(20)
Advance repayment from SCP	—	—	9	—	9
Proceeds from the sale of assets	—	—	2	—	2
Other investing cash flow activity	27	—	—	(27)	—
Net cash flows provided by (used in) investing activities	27	(105)	(33)	(27)	(138)

Cash Flows From Financing Activities
Decrease in commercial paper, net	(115)	—	—	—	(115)
Decrease in secured borrowings, net	—	—	(50)	—	(50)
Increase in other debt, net	—	—	2	—	2
Redemptions of members’ preferred interests	(75)	—	—	—	(75)
Distributions on members’ preferred interests	(2)	—	—	—	(2)
Other distributions to members	(406)	(593)	(664)	1,257	(406)
Net cash flows used in financing activities	(598)	(593)	(712)	1,257	(646)

Net Decrease in Cash and Cash Equivalents	—	(6)	(15)	—	(21)
Cash and Cash Equivalents at Beginning of Period	—	15	48	—	63

Cash and Cash Equivalents at End of Period	$—	$9	$33	$—	$42

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes preceding this discussion, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in CPChem’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Income (loss) before interest and taxes
Olefins & Polyolefins	$329	$15	$1,030	$500
Aromatics & Styrenics	74	2	80	108
Specialty Products	17	9	64	32
Corporate & Other	(11)	(9)	(11)	(19)
Consolidated	409	17	1,163	621
Net interest expense and income taxes	(20)	(18)	(77)	(60)
Net income (loss)	$389	$(1)	$1,086	$561

Net income for the three-month period ended September 30, 2006 was $389 million compared to a $1 million net loss during the same three-month period in 2005.  Overall earnings in the 2005 quarter were negatively impacted by hurricane-related plant downtime.  Consolidated net sales revenue increased $664 million, or 25%, in the 2006 period compared with the 2005 period, with approximately 20% attributable to higher average sales prices and 5% attributable to higher sales volumes.  Equity earnings from affiliates increased $28 million primarily on improved results from Q-Chem and SCP, and Other Income increased $24 million in the 2006 quarter primarily as a result of a $20 million partial payment from insurers toward a business interruption insurance claim attributable to losses sustained from Hurricane Rita in 2005 ($19 million for Olefins & Polyolefins and $1 million for Aromatics & Styrenics).  Cost of Goods Sold increased $310 million, or 12%, due to higher feedstock prices and increased volumes, partially offset by lower utility costs.  Selling, General and Administrative expense increased $15 million in 2006, driven by higher distribution costs in 2006 and a reclassification of JCP Project expenses in 2005.

Net income for the first nine months of 2006 was $1.086 billion compared with $561 million during the same period in 2005.  Consolidated net sales revenue increased $1.364 billion, or 18%, in 2006 compared with 2005, with approximately 15% attributable to higher average sales prices and 3% attributable to higher sales volumes.  Equity earnings from affiliates increased $49 million, primarily on improved results from Q-Chem and SCP, partially offset by lower earnings from Phillips Sumika Polypropylene Company.  Other Income increased $58 million in the 2006 period as a result of $59 million of partial payments from insurers toward a business interruption insurance claim ($55 million for Olefins & Polyolefins and $4 million for Aromatics & Styrenics).  Cost of Goods Sold increased $930 million, or 13%, due to higher feedstock prices and increased sales volumes.  Income taxes totaled $37 million in the first nine months of 2006 compared with $14 million in the first nine months of 2005, primarily attributable to new tax legislation in Texas.

Income (loss) before interest and taxes

Olefins & Polyolefins

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Income before interest and taxes	$329	$15	$1,030	$500

Income before interest and taxes for Olefins & Polyolefins was $329 million in the third quarter of 2006 compared with $15 million in the prior-year period, primarily due to significantly higher earnings from olefins, alpha olefins and polyethylene on improved margins.  Overall earnings in the 2005 quarter were negatively impacted by hurricane-related plant downtime.  Net sales revenue increased $436 million, or 24%, in the 2006 period, with approximately 20% attributable to higher average sales prices and 4% attributable to higher sales volumes resulting from increased demand.  Cost of Goods Sold rose 9% due to higher feedstock prices and volumes, partially offset by lower utility costs.  Equity earnings from affiliates increased due to higher earnings from Q-Chem resulting from improved margins and volumes.  Other Income rose in the 2006 period as a result of a partial payment from insurers toward a business interruption insurance claim previously described.

Olefins & Polyolefins income before interest and taxes was $1.030 billion in the first nine months of 2006 compared with $500 million in the prior-year period, primarily due to significantly higher earnings from olefins, alpha olefins and polyethylene on improved overall margins.  Net sales revenue increased $1.177 billion, or 23%, in the 2006 period, with approximately 20% attributable to higher average sales prices and 3% attributable to higher sales volumes resulting from increased demand.  Cost of Goods Sold increased 16% due to higher feedstock prices and volumes.  Equity earnings from affiliates increased, as higher earnings from Q-Chem, resulting from improved margins and volumes, were partially offset by lower earnings from Phillips Sumika Polypropylene Company related to scheduled downtime in the first quarter of 2006.  Other Income rose in the 2006 period primarily as a result of partial payments from insurers toward the business interruption insurance claim.

Aromatics & Styrenics

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Income before interest and taxes	$74	$2	$80	$108

Income before interest and taxes for Aromatics & Styrenics was $74 million in the third quarter of 2006 compared with $2 million in the 2005 period.  Overall earnings in the 2005 quarter were negatively impacted by hurricane-related plant downtime.  Earnings improved in the 2006 quarter due to significantly higher earnings from benzene and paraxylene, partially offset by lower earnings from polystyrene.  CPChem’s Pascagoula benzene facility was down through most of the third quarter of 2005 due to turnaround and operational issues, and also from the impact of Hurricane Katrina’s landfall in late August 2005.  Aromatics & Styrenics’ net sales revenue increased $242 million, or 32%, in the third quarter of 2006, with approximately 27% attributable to higher average sales prices across all product lines and 5% attributable to higher sales volumes.  Cost of Goods Sold rose 22% in the 2006 quarter, primarily due to higher feedstock prices and volumes.  Equity earnings from affiliates in the 2006 quarter improved primarily on higher earnings from SCP due to higher margins.

Aromatics & Styrenics income before interest and taxes was $80 million in the first nine months of 2006 compared with $108 million in the prior-year period.  Earnings were lower in 2006 across most product lines with the exception of benzene.  Net sales revenue increased $165 million, or 7%, in the first nine months of 2006, attributable to higher sales prices.  Cost of Goods Sold rose 9% in 2006 primarily due to higher feedstock prices and utility costs.  Equity earnings from affiliates in the 2006 period improved primarily on higher earnings from SCP due to higher margins, partially offset by deferred taxes recorded in the second quarter of 2006 as a result of a Saudi Arabian tax law change.  Other Income was down $10 million, primarily a result of the effects of a benefit recorded in 2005 from a legal settlement related to the styrene column collapse at the St. James, Louisiana facility in 2001, partially offset by partial payments from insurers toward the business interruption insurance claim.  Selling, General and Administrative expense decreased, driven by foreign currency transaction gains in the 2006 period as compared to foreign currency transaction losses in the 2005 period.

Specialty Products

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Income before interest and taxes	$17	$9	$64	$32

Income before interest and taxes for Specialty Products totaled $17 million in the third quarter of 2006 compared with $9 million in the third quarter of 2005.  The improvement in earnings was primarily the result of increased overall sales volumes and prices.  Net sales revenues increased $31 million, or 24%, in the third quarter of 2006, with approximately 15% attributable to higher average sales prices and 9% attributable to higher sales volumes resulting from increased demand.  Cost of Goods Sold rose 22% in 2006 due to higher feedstock prices and sales volumes.

Specialty Products income before interest and taxes totaled $64 million in the first nine months of 2006 compared with $32 million in the 2005 period.  The improvement in earnings was primarily attributable to increased net sales volumes and prices of Specialty Chemicals.  Specialty Products net sales revenue increased $85 million, or 22%, in the first nine months of 2006, with approximately 13% attributable to higher sales volumes and 9% attributable to higher average net sales prices.  Cost of Goods Sold rose 19% in 2006 due to higher sales volumes and feedstock prices.

Corporate & Other

	Three months ended September 30,		Nine months ended September 30,
Millions	2006	2005	2006	2005
Income (loss) before interest and taxes	$(11)	$(9)	$(11)	$(19)

Loss before interest and taxes for Corporate and Other was $11 million in the third quarter of 2006, compared with a $9 million loss in the third quarter of 2005.  Loss before interest and taxes was also $11 million in the nine-month period ended September 30, 2006, compared with a $19 million loss in the nine-month period in 2005.  Losses were lower in the 2006 nine-month period due to lower employee benefit and incentive plan expenses.  At year-end, certain employee benefit and incentive plan expenses are often accrued and held at the Corporate level and subsequently allocated to the business segments during the first quarter of the following year, which in effect lowers first-quarter Corporate expenses.  The reduction in expenses resulting from the allocation was significantly higher in the first quarter of 2006 as compared with the first quarter of 2005.

Outlook

Overall petrochemical industry earnings are expected to be relatively strong in 2006.  However, current prices and margins for certain products could see increasing pressure due to various factors, including uncertain energy and feedstock prices, U.S. and international economic conditions, imbalances in international trade and geopolitical events.

At this time, the amount and timing of further reimbursements from business interruption and property damage insurance claims associated with the impact of Hurricane Rita in 2005 is uncertain.  However, such reimbursements may have a material positive impact to the period or periods when recorded.

Liquidity and Capital Resources

Cash and cash equivalents totaled $63 million at September 30, 2006 and $40 million at December 31, 2005, of which $43 million and $21 million, respectively, was held by foreign subsidiaries.  CPChem’s objective is to minimize cash balances in its worldwide operations while utilizing the commercial paper program to meet its daily operating requirements.

Operating Activities

Cash provided by operating activities totaled $972 million during the first nine months of 2006, compared with $763 million during the same period in 2005.  The improvement was attributable to significantly higher earnings in the 2006 period, partially offset by a net increase in operating working capital in 2006 due to higher accounts receivable balances compared to a net decrease in operating working capital in the 2005 period due to higher accounts payable balances.

Investing Activities

Capital and investment expenditures totaled $118 million during the first nine months of 2006, compared with $129 million in the prior-year period.  Approximately $65 million of 2006 expenditures was invested in Olefins & Polyolefins, $24 million in Aromatics & Styrenics, $21 million in Specialty Products and the remaining $8 million in corporate-level expenditures.  Investing activities also included investments in and advances toward the JCP project of $40 million in 2006 and $20 million in 2005.  In addition, investing activities in 2006 included repayments of advances due from Q-Chem totaling $50 million.

For the full year 2006, CPChem expects to invest a total of approximately $235 million in capital and investment expenditures, including investments in and advances toward the JCP project.

Financing Activities

Cash used in financing activities totaled $850 million in the first nine months of 2006 compared with $646 million in the prior-year period.  Commercial paper balances outstanding increased $43 million during the first nine months of 2006 compared to a $115 million decrease during the 2005 period, and borrowings outstanding under the accounts receivable securitization program decreased $50 million during the 2005 period.  Financing activities in 2006 also included $384 million of distributions to members to fund their estimated federal and state income tax liabilities attributable to CPChem, compared with $256 million of such distributions in 2005.  Discretionary distributions paid to members totaled $505 million in the 2006 period, compared with $150 million in 2005.  In the 2005 period, CPChem also voluntarily redeemed the remaining $75 million of outstanding members’ preferred interests.  At September 30, 2006, accrued distributions to fund the members’ estimated tax liabilities related to CPChem’s results of operations totaled $129 million and accrued discretionary distributions to members totaled $100 million.  These distributions will be paid in the fourth quarter of 2006.

CPChem had secured borrowings outstanding totaling $100 million at both September 30, 2006 and December 31, 2005 under a trade receivables securitization agreement.  These borrowings are classified as short-term and were secured by $868 million and $821 million of trade receivables, respectively.  CPChem renewed its $300 million trade receivables securitization agreement in the second quarter of 2006 on terms substantially similar to those of the prior agreement.  The new agreement expires in May 2007.

CPChem believes cash requirements over the next twelve months will be funded through a combination of cash on hand, cash flows from operations and commercial paper.  In addition, it is anticipated that redemption of the $500 million principal amount of 5 3/8% notes scheduled to mature in June 2007 will be funded by cash from operations and existing committed credit facilities.  CPChem is not aware of any conditions that exist as of the date of this report that would cause any of its debt obligations to be in or at risk of default.  In addition, a change in CPChem’s credit ratings would not result in the acceleration of any existing debt obligation maturities.

Other

Contingencies.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of contingent liabilities.

As previously reported, CPChem entered into an exclusive third-party purchase agreement in the second quarter of 2006 for the sale of long-lived assets at CPChem’s Guayama, Puerto Rico facility, subject to a number of closing conditions.  That exclusive purchase agreement was terminated by CPChem on November 1, 2006.

New Accounting Pronouncements.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains certain “forward-looking statements.”  Such statements can generally be identified with words and phrases such as “believes,” “expects,” “anticipates,” “should,” “estimates” or other words and phrases of similar meaning.  Where CPChem expresses an expectation or belief as to future events or results, there can be no assurance that the expectation or belief will result, be achieved or be accomplished.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, CPChem believes such assumptions or bases to be reasonable and to be made in good faith.  Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  Significant assumptions that, if erroneous, could cause actual results to differ materially from those expressed relate to the following factors, among others: the timing and duration of periods of expansion and contraction within the chemicals business; plans for the construction, modernization, start-up or de-bottlenecking of domestic and foreign chemical plants; prices of feedstocks, energy and products; force majeure events; severe weather; accidents; labor relations; political risks; terrorist acts; war; changes in foreign and domestic laws, rules and regulations and the interpretation and enforcement thereof; the effects of accounting rule changes under generally accepted accounting principles promulgated by various rule-setting bodies; regulatory decisions relating to taxes, the environment and human resources; results of operations and the financial condition of equity affiliates; the global economy; results of financing efforts; overall financial market conditions; and the factors set forth in “Item 1A. Risk Factors” of CPChem’s Annual Report on Form 10-K/A for the year ended December 31, 2005.  All forward-looking statements and risk factors in this report are qualified in their entirety by the cautionary statements contained herein.  Unpredictable or unknown factors not discussed herein could also have material adverse effects on such forward-looking statements.  CPChem does not undertake to update, revise or correct any of the forward-looking information.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

CPChem’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K/A for the year ended December 31, 2005.  CPChem believes its exposure to market risk has not changed materially at September 30, 2006.

ITEM 4.  Controls and Procedures

As of September 30, 2006, management, including CPChem’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of CPChem’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2006, CPChem’s disclosure controls and procedures were effective.

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

CHEVRON PHILLIPS CHEMICAL COMPANY LLC

Date: November 2, 2006	/s/ Greg G. Maxwell
Greg G. Maxwell
Senior Vice President,
Chief Financial Officer and Controller